Form 10-Q
period 1998-09-30
INFOSEEK CORP /DE/
filed 1998-11-16
CIK 1071923

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ___
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

          For the transition period from_________________________ to

                        Commission file number 1-11797

                             INFOSEEK CORPORATION
            (Exact name of registrant as specified in its charter)



                DELAWARE                            77-0494507
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)



                            1399 MOFFETT PARK DRIVE
                             SUNNYVALE, CA  94089
                   (Address of principal executive offices)


                                 408-543-6000
             (Registrant's telephone number, including area code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes             No  X
                                 ------         ---

As of October 31, 1998, there were 100 shares of the registrant's common stock outstanding.

PART I        FINANCIAL INFORMATION                                            NUMBER
ITEM 1:       Financial Statements........................................       3

              Condensed Balance Sheet as of September 30, 1998............       3
              Notes to Unaudited Condensed Financial Statements...........       4

ITEM 2:       Management's Discussion and Analysis of Financial Conditions
                   and Results of Operations..............................       6


PART II       OTHER INFORMATION

ITEM 6:       Exhibits and Reports on Form 8-K............................       8

Signatures    ............................................................       9

PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                             INFOSEEK CORPORATION
                       UNAUDITED CONDENSED BALANCE SHEET

                                                        SEPTEMBER 30,
                                                            1998
                                                        -------------
ASSETS
Cash                                                    $      1
                                                        ========

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized shares -- 25,000,000 -- none issued
   or outstanding                                              -


Common stock, $0.001 par value:
   Authorized shares -- 500,000,000 -- 100 issued
   and outstanding                                             -


Paid in Capital                                                1
                                                        --------

Total Shareholders' Equity                              $      1
                                                        ========




            See notes to unaudited condensed financial statements.

                             INFOSEEK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Infoseek Corporation (the "Company") was incorporated on June 12, 1998 in the State of Delaware as a wholly owned subsidiary of Infoseek Corporation, a California Corporation ("Infoseek California"), for the purpose of effecting the reincorporation of Infoseek California in connection with the Agreement and Plan of Reorganization (as defined in the Management and Discussion Analysis on page
6) and has not conducted business activities to date. As a result of certain mergers as contemplated in the Reorganization Agreement, "Infoseek Mergers", Starwave Corporation, a Washington Corporation ("Starwave") and Infoseek California, will become wholly-owned subsidiaries of Infoseek Delaware. As a result, the Company filed with the Securities and Exchange Commission a joint proxy statement for a special meeting of shareholders of Infoseek Corporation and Starwave Corporation, to be held on November 18, 1998, to approve the Reorganization Agreement and the issuance of common stock and warrants to Disney.

The condensed balance sheet as of September 30, 1998 is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to state fairly the Company's financial position for the period presented. The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date. The Company has not yet commenced operations, and accordingly, no statements of operations or cash flows are presented.

2. SHAREHOLDER'S EQUITY

Common Stock
The authorized common stock of Infoseek Delaware consists of 500,000,000 shares, $0.001 par value per share. As of September 30, 1998, there were 100 shares issued and outstanding all of which were held by Infoseek California. The holders of Infoseek Delaware common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Stockholders may not cumulate votes in connection with the election of directors. The holders of Infoseek Delaware common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of Infoseek Delaware, the holders of Infoseek Delaware common stock are entitled to share ratably in all assets remaining after payment of liabilities and payment of liquidation preferences to holders of Preferred Stock, if any. Infoseek Delaware common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Infoseek Delaware common stock. All outstanding shares of Infoseek Delaware common stock are fully paid and non-assessable.

Preferred Stock
Infoseek Delaware has 25,000,000 shares of Preferred Stock authorized, of which, no shares are outstanding. Subject to the terms of the Governance Agreement (associated with the Infoseek Mergers), the Infoseek Delaware Board has the authority to issue these shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions, qualifications and limitations granted to or imposed upon any unissued and undesignated shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders (subject to applicable stock exchange rules). The Infoseek Delaware Board, without stockholder approval (subject to applicable stock exchange rules), can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power or other rights of the holders of Infoseek Delaware common stock and the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Infoseek Delaware. Infoseek Delaware has initially reserved 100,000 shares of Series A Participating Preferred Stock, par value $0.001 per share, for potential issuance pursuant to the exercise of Rights under a Rights Plan.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Infoseek Corporation (the "Company") was incorporated on June 12, 1998 in the State of Delaware as a wholly owned subsidiary of Infoseek Corporation, a California Corporation ("Infoseek California"), for the purpose of effecting the reincorporation of Infoseek California in connection with the transactions discussed in the following paragraph and has not conducted business activities to date. As a result, no management discussion and analysis is presented.

In June 1998, the Company entered into agreements with Infoseek California, Starwave Corporation ("Starwave"), a Washington corporation, and with The Walt Disney Company, a Delaware corporation, and certain Disney subsidiaries (collectively "Disney") relating to an acquisition of Starwave by the Company through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"). In accordance with the Agreement and Plan of Reorganization, the Company will issue 25,511,922 shares of common stock for all outstanding Starwave shares. The Company will also reserve 2,626,078 shares of common stock, in connection with outstanding stock options of Starwave, to be assumed by the Company. The fair value of the Company's shares and options to be issued is approximately $897.8 million. In addition, the Company will incur direct acquisition costs of approximately $22.0 million, which will be included in the purchase price of Starwave. The total purchase price of Starwave is therefor approximately $919.8 million. The Starwave acquisition is to be accounted for as a purchase transaction. In addition, conditioned upon and subject to consummation of the proposed transactions, Disney will purchase an additional 2,642,000 unregistered shares of Company common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Company common stock (the "Warrant") in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrant will enable Disney to achieve a majority stake in the Company over time. The agreements are subject to customary closing conditions including shareholder approvals and governmental regulatory approvals.

In addition, the Company and Disney have proposed to establish a strategic relationship concerning the development, launch and promotion of a planned new Internet portal service (the "New Portal Service") that would combine certain content, promotion, brands and technologies of Infoseek, Starwave and its joint ventures relating to ESPN SportsZone, ABCNews.com and certain Disney web sites. In connection with the New Portal Service, a subsidiary of Disney has agreed to provide, and the Company has agreed to purchase $165 million in promotional support and activities over five years.

RISK FACTORS

The Company is presently a wholly owned subsidiary of Infoseek California and has not conducted business activities to date. Until such time as the transactions described above are consummated, if at all, the shares of the Company will not be publicly traded.

PART II:  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibit

      27.1 Financial Data Schedule

b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INFOSEEK CORPORATION

                       By:   /s/ Remo Canessa
                             ---------------------------------------------
                             Remo Canessa
                             Vice President, Chief Financial Officer
                             (Principal Accounting and Financial Officer)

                             Dated: November 16, 1998

                       By:   /s/ Leslie E. Wright
                             ---------------------------------------------
                             Leslie E. Wright
                             Vice President, Chief Operating Officer

                             Dated: November 16, 1998