Form 10-K405
period 1998-10-03
INFOSEEK CORP /DE/
filed 1999-02-16
CIK 1071923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[_]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: October 3, 1998

                                      OR

[X]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from January 1, 1998 to October 3, 1998

                       Commission File Number 000-25071

                               ----------------

                             INFOSEEK CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 77-0494507
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

       1399 Moffett Park Drive                            94089
     Sunnyvale, California 94089                       (zip code)
   (address of principal executive
              offices)

      Registrant's telephone number, including area code: (408) 543-6000

       Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value; Preferred Share Purchase Rights (Title of Class)

                               ----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 5, 1999, was $1,865,306,874 based upon the last sales price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At February 5, 1999 registrant had outstanding 61,170,296 shares of Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Transition Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain known and unknown factors, including the Risk Factors beginning on page 18 of this Report and other factors discussed elsewhere in this Transition Report on Form 10-K.

  On November 18, 1998, Infoseek entered into a significant transaction with The Walt Disney Company. In this transaction, Infoseek acquired Starwave Corporation from Disney and formed a holding company, incorporated in Delaware, for purposes of holding the capital stock of Infoseek Corporation, a California corporation, and Starwave.

  In this Transition Report on Form 10-K, references to Infoseek on or after November 18, 1998 are references to Infoseek Corporation, a Delaware corporation and its subsidiaries, and references to Infoseek prior to November 18, 1998 are references to Infoseek Corporation, a California corporation. When necessary for clarity, Infoseek Corporation, a California corporation, is referred to as "Infoseek California" and Infoseek Corporation, a Delaware corporation is referred to as "Infoseek Delaware." References to "Disney" refer to The Walt Disney Company and its affiliated companies. References to the "ABCNews Joint Venture" and the "ESPN Joint Venture" refer to joint ventures Starwave maintains with affiliates of Disney and ESPN, respectively. The ABCNews Joint Venture and the ESPN Joint Venture are together referred as the "Joint Ventures."

  On January 28, 1999, Infoseek changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. As a result, pursuant to the rules of the Securities and Exchange Commission, this Transition Report on Form 10-K presents financial information for the nine month period ending October 3, 1998 and prior periods. The results of operations and cash flows of the Company for the nine months ended October 3, 1998 contained 276 days and compare to 273 days for the unaudited results of operations and cash flows for the nine months ended September 30, 1997.

  Because prior to November 18, 1998 Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for purposes of conducting the transactions described above, Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities in the nine month fiscal period ended October 3, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave. Accordingly, although the transaction with Disney did not occur until November 18, 1998, for purposes of comparison this Transition Report on Form 10-K presents, separately, historical information as of and for the nine month fiscal period and prior periods for Infoseek California and for the twelve months ended October 4, 1998 and prior periods for Starwave. The acquisition of Starwave has been accounted for under the purchase method of accounting and the financial positions, results of operations and cash flows of Infoseek and Starwave will be presented on a combined basis beginning November 18, 1998, the date that the purchase was consummated. As a result, information presented herein may not be directly comparable to combined results in subsequent quarters.

                                  TRADEMARKS

  Infoseek, the Infoseek logo, Ultraseek, Ultramatch, Quando and Starwave are among the registered trademarks of Infoseek. This Transition Report also refers to other trademarks of Infoseek and other companies.

                                    PART I

ITEM 1. BUSINESS

  Infoseek is a leading provider of Internet services and software products. Infoseek produces GO Network (home page: go.com) and the Infoseek Service (home page: infoseek.go.com), comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information sources and content sites, community applications for communicating shared interests such as chat and instant messaging, and which facilitate the purchase of related goods and services. Infoseek is able to segment users by interest area, providing advertisers with focused and targeted audiences. GO Network and the Infoseek Service include Infoseek Search, Infoseek's advanced Internet search and directory technology. Additionally, Infoseek produces other leading Internet sites, including ABCNEWS.com and ESPN.com in partnership with Disney affiliates. Infoseek also sells Ultraseek Server, a leading Internet and intranet software search product. Infoseek's products and services use the World Wide Web to empower users to make their lives easier.

Background

  Infoseek was incorporated in August 1993 in California to develop products and services that enable users of all experience levels to find and use content and information on the Internet. From 1995 through January 1999, Infoseek's principal product was an earlier version of the Infoseek Service (then located at infoseek.com), which contained earlier versions of Infoseek Search. In October 1997, Infoseek enhanced the Infoseek Service and added easy to navigate "channels" (now called "centers" and numbering 18) that integrated search results with relevant information, services, products, and communities on the Internet. Infoseek also began marketing the Ultraseek Server software product in March 1997.

  In April 1998, Infoseek acquired WebChat Communications, Inc., a developer of chat and home page applications. The technology from WebChat was used to enhance the Infoseek Service and later GO Network.

  On November 18, 1998, Infoseek acquired Starwave Corporation from Disney, reincorporated into Delaware and entered into various agreements regarding a significant strategic relationship with Disney relating to the development and commercialization of GO Network. See "--Relationship with Disney."

  In January 1999, Infoseek launched GO Network and enhanced the Infoseek Service. GO Network and the Infoseek Service contain similar unique content, features and graphics. Infoseek expects to transition users from the Infoseek Service to GO Network, which includes all of the Infoseek Service functionality, and may redirect all traffic from infoseek.com and infoseek.go.com to the GO Network home page at go.com.

  Also, in January 1999, Infoseek acquired Quando, Inc., a creator of constantly-updated directories of information obtained from the Internet, including shopping guides, event guides, contact directories, and website rating guides. Infoseek had previously purchased services from Quando. Quando's technology is being used to enhance the information on GO Network and the Infoseek Service.

GO Network and the Infoseek Service

  Infoseek launched the premiere version of GO Network and an enhanced version of the Infoseek Service, with a user interface similar to GO Network, in January 1999 and expects to develop and launch additional features for these services throughout 1999. Both services are Internet portal sites that combine the enhanced version of the Infoseek Service with the content of ABC.com, ABCNews.com, ESPN.com, Disney and others. The services are destination sites for users seeking quality media content from some of the most popular Internet sites and also provide easy access to information throughout the Internet.

  The services offer users six principal means of obtaining information--the GO Network and Infoseek Service home pages, centers, Infoseek Search, Web page directories, communities and commerce--from which users can launch specific queries, browse or access relevant content. For example, a user who is interested in professional baseball can obtain the latest sports scores, standings and analyses, search for websites on a favorite player, talk with other baseball fans in a chat room, order books and videos on baseball from an Infoseek partner, review and search news headlines for stories on player contract negotiations, and access other information and activities.

  In addition, the services also provide direct access to key, GO Network partners like ESPN.com, ABCNews.com and Mr. Showbiz.com, which are produced through joint venture partnerships between Infoseek and Disney affiliates.

  GO Network and the enhanced Infoseek Service were designed to meet three key needs of Internet users in accessing Internet content and contain several unique features to meet these needs:

  Simplicity: The features of the services allow users easy access to information content and commonly used key tasks. Through universal navigation, users can access information across the respective services quickly and easily. In addition, GO Network offers universal registration, which allows users to register one time for all services on the network.

  Control: The services incorporate several features that allow users to control navigation on the site through the use of "Follow-Me Tabs," personalization and a filter designed to limit adult and other unwanted content from search results called GOguardian.

  Confidence: Through GO Network partners and the features of the Infoseek Service, users have access to established media content and Internet brands like ABC, ESPN, Disney and Infoseek.

  GO Network is also focused on building Internet communities, offering several services that allow users to communicate with each other and conduct commerce over the Internet.

GO Network and Infoseek Service Content

Home Pages

  The home pages of the services can be customized by the user and offer constantly updated news headlines, weather, stock market information, sports scores, horoscopes and lottery results. The home pages also offer links to commonly used services like phone and email directories, maps, TV listings, CD, book and video purchasing, among others.

Centers

  The services offer users 18 "centers" which are organized topically much like sections of a newspaper. Current centers include Automotive, Business, Careers, Communications, Computer, Entertainment, The Good Life, Health, Internet, Kids, Family, News, Money, Real Estate, Shopping, Sports, Travel and Women's.

  Each center includes access to subtopics, unique information, Web search and directory through Infoseek Search, news headlines and stories, chat, transaction opportunities and classified advertisements. In partnership with Disney, Sports, News, Entertainment, Family and Kids centers now include content from ABC.com, ABCNews.com, Mr. Showbiz, Disney Online, Family.com, ESPN.com and other partner sites. This established branded content provides both a superior experience to users and builds users' confidence in the services.

Infoseek Search

  The services include Infoseek Search, a leading query-based search service. Infoseek Search allows the user to launch query-based searches of the Web, USENET News and other premium content databases, including news and company collections. To perform a search, a user types a query (words, phrases or full text) in the search box from anywhere on GO Network or the Infoseek Service and is then presented a highly specific response from a search of the entire database (limited by GOguardian when enabled). Infoseek Search includes Extra Search Precision, which is designed to improve the quality of search results by delivering the most relevant results on the Internet. Infoseek Search also includes a function that allows users to control the specificity of their search and utilizes sophisticated techniques to allow users to obtain specific results for case sensitive, numerical or singular letter aspects of certain queries, such as "49ers" or "Vitamin C."

Web Page Directory

  In addition to search, the services also include a hierarchical listing of Web pages that have been selected, abstracted and organized by category, which can be accessed by conducting an Infoseek Search on the services' home pages or by selecting the "Web Sites" Follow-Me Tab in a center. Users receive a hierarchy of relevant Internet sites for areas of interest. For example, under Sports, the user can proceed from "Baseball" to "Major League Baseball" to "Players," and finally, to "Ken Griffey Jr." The directory assists the user by providing abstracts of each directory entry. At the end of 1998, Infoseek's directory included approximately 1,000,000 websites.

Communities

  To enrich users' experiences, the services allow users to interact with users of similar interests. Users who wish to interact with each other may take advantage of various free services on GO Network and the Infoseek Service including:

  . chat rooms and message boards,

  . instant messaging between users,

  . personalized home pages, and

  . transaction based web sites.

Commerce

  The shopping center on the services currently provides users with tools to find what they are looking for from hundreds of online sources and to compare features, price and store policies on the items they wish to buy. Infoseek plans, in the future, to allow users to search and select products from a wide range of merchants and allow users, through participating merchants, to place items in a universal "shopping cart" that is linked to the registration features of GO Network and the Infoseek Service.

Information Sources

  The services offer users access to information feeds from a variety of well-known Internet sources, third party content sources and co-branded sites between the services and other providers of services and products. These arrangements provide users with high quality, up-to-date information whether a user is navigating via search, centers or directory. For example, news that is relevant to the user's query is made available as part of a search result. In addition, the News center offers users the latest business, world, political, and technology news from ABCNews.com and is supported by feeds from a variety of data sources such as Reuters, Business Wire, Hoover's, PR Newswire and USENET news groups. The Sports center also offers users sport news and scores from ESPN.com.

Features of GO Network and the Infoseek Service

Universal Navigation

  GO Network and the Infoseek Service feature common graphics and presentation, which allow users to quickly move among information and services. In addition, a universal GO Network navigation bar appears on all of the branded partner sites in GO Network, which allows users to easily move between the GO Network home page, Infoseek Search, and GO Network's News, Money, Entertainment, and Family centers by simply clicking on the labeled links. For example, a user on the ESPN.com website can, at any time, go directly to the News center to review and search recent headlines by simply selecting "News" at the top of the screen. In addition, Disney has agreed to use best efforts to integrate Infoseek's search and directory technology into its own Internet-based services.

Follow-Me Tabs

  The services employ an innovative tab-based navigation scheme that allows the user to navigate through different services, yet still remain in the context of their chosen subject. For example, when users visit the Sports center to find information about the San Francisco Forty Niners, they can then click on the "Web Directory" tab and find a comprehensive list of related websites, or click on the "Community" tab to find a Forty Niners chat group.

Universal Registration

  GO Network has a single, simple registration process allowing users the advantage of registering once anywhere on GO Network. Users of the Infoseek Service may also register on GO Network. Once registered, users are registered on all GO Network and Infoseek Service services and have immediate ability to customize content and services throughout GO Network and the Infoseek Service.

Universal Personalization

  Once a user is registered, GO Network builds a personal profile for each user. As users choose to share more information about what they need and want and use GO Network premium services, GO Network and the Infoseek Service customize content to assist users in locating information more quickly. For example, once users enter their zip codes to obtain local weather, the system retains this information to customize other local services the customer may request in the future, such as TV listings, restaurant guides and local events.

Go Guardian and Security

  In order to allow users to block inappropriate and unwanted adult content, GO Network and Infoseek Service offer an optional screening technology called GOguardian. This technology is designed to limit Internet search results for minors to appropriate material. In addition, GO Network has developed clear policies for the registration of minors, automatically notifies parents or guardians when minors register, and provides clear warnings when adult material is about to be displayed.

  The services also maintain stringent privacy and access policies, use aggressive efforts to filter unsolicited e-mail (or "spam"), offer clear registration guidelines for children and notify parents regarding minors' website use.

The ESPN and ABCNews Joint Ventures

  Infoseek, as part of its relationship with Disney, also produces broad consumer appeal Internet services in specific content areas. Through the Joint Ventures that Infoseek maintains (through Starwave) with affiliates of Disney and ESPN, Infoseek produces prominent sports, news and entertainment Internet services, both as part of GO Network and the Infoseek Service and at separate website addresses. In conducting these activities, the Joint Ventures seek to:

  . provide comprehensive, entertaining programming that is constantly updated,

  . leverage their association with high-profile brands, including ESPN, ABC, the NBA, the NFL and NASCAR,

  . utilize and develop leading-edge technology that offers consumers advanced and entertaining services, and

  . provide an attractive platform for mainstream, consumer-oriented advertisers.

  The Joint Ventures also generate merchandising revenue through online sales and transactions in ESPN The Store within ESPN.com and the NBA Store within NBA.com.

  The Joint Ventures derive their content from their staffs, partners, licensees, news services and freelance writers and commentators. The Joint Ventures add additional value by converting this content into interactive programming.

ESPN Joint Venture

  The ESPN Joint Venture's flagship service is ESPN.com, which provides unique sports-related content. Content from ESPN.com is available in the Sports center and ESPN.com is a part of the GO Network. The ESPN Joint Venture also produces other sports services, including NBA.com, NFL.com, and NASCAR Online.

ABCNews Joint Venture

  The ABCNews Joint Venture's flagship service is ABCNews.com, which provides a broad variety of news and information, including world, national, entertainment, health, technology and business news and information. The ABCNews Joint Venture's other wholly owned services include Mr. Showbiz, which provides entertainment news, Wall of Sound, which provides music news, CelebSite, which provides celebrity information, and Moneyscope, an ABCNews web service that provides financial information. Content from ABCNews.com is available in the News centers, and ABCNews.com and Mr. Showbiz are part of GO Network.

Joint Venture Agreements

  As amended following Infoseek's acquisition of Starwave, the Joint Ventures have terms of ten years from November 18, 1998 and are mutually exclusive with regard to U.S. and Canadian based online sports and general news services, respectively. Required funding and profits/losses under the Joint Ventures are split 60/40 between the Starwave and Disney entities in loss years and 50/50 in years in which the respective Joint Ventures achieve net income. Under the Joint Ventures:

  . Infoseek provides a variety of services, including hosting, technology development, usage tracking, infrastructure, production support, software tools and engines.

  . ESPN provides access to ESPN television and radio creative and editorial content, advertising and promotion on ESPN cable television and radio networks and access to the "ESPN" brand, properties and personalities.

  . Disney provides access to ABC News creative and editorial content, advertising and promotion on ABC News programs, and access to the "ABC News" brand, properties and personalities.

  . Each of the Joint Ventures is accounted for under the equity method, since neither Infoseek nor Starwave have a majority voting interest.

Representation Agreements

  In connection with the acquisition of Starwave and its interest in the Joint Ventures, Infoseek (through Starwave) has agreed to act as a representative of the Joint Ventures for the sale of advertising and related services for the Joint Ventures.

  Under representation agreements by and among Infoseek, Starwave and each of the Joint Ventures entered into in conjunction with the acquisition of Starwave, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by 80%, multiplied by a minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of publicly traded Internet companies involved in activities comparable to those of the Joint Ventures. If a mutually agreeable rate cannot be determined, then the rate will be based on the Joint Ventures' 12 month trailing average. Starwave is also obligated to pay the Joint Ventures for actual revenues billed to third parties for services less Starwave's actual and reasonably allocated costs of providing the services, plus a profit margin of 5% of costs should these actual revenues be greater than the guaranteed minimum payment.

  Starwave recognizes revenue on the sale of advertising and other related items of the Joint Ventures due to its obligations under the representation agreements. Starwave bears the risk of loss if it fails to bill and collect amounts sufficient to cover its contractual guaranteed minimum payments. Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest.

  The ESPN Joint Venture has introduced subscription services on ESPN.com, including a premium subscription, which provides enhanced coverage, special editorial features, in-depth statistics and graphical analysis and access to additional multimedia content, as well as a one-time subscription, which provides access to fantasy games such as Fantasy Baseball and Fantasy Football. These are included in the services provided under the representation agreement with the ESPN Joint Venture.

Ultraseek Server and Software Products

  In March 1997, Infoseek introduced Ultraseek Server, a search software product targeted at the corporate market. Designed as an easy-to-install, simple-to-manage spider and search engine, the product utilizes the core technology developed for Infoseek Search, such as natural language searching, relevance ranking and automated revisiting of directory information. See "-- Technology."

  Ultraseek Server also features an intuitive interface, support for alternate document formats such as Microsoft Office or Adobe PDF, and robust error recovery. Ultraseek Server is therefore a solution for corporate webmasters that enables the creation of a search capability on one site or across a network with thousands of hosts, that is quick to implement and manageable with limited resources. In November 1998, Infoseek released its Content Classification Engine (Ultraseek Server CCE), an automated tool for organizing content into categorized topics.

  Infoseek views the Ultraseek Server product as a horizontal application, with a strong fit across many industries. Since 1997, Infoseek has licensed Ultraseek Server software to over 1,000 customers, including industry leaders in publishing, technology, manufacturing, communications, government, finance, consumer products and education. Among the many licensees of Ultraseek Server are: Sun Microsystems, Inc., Hewlett- Packard, Morgan Stanley Dean Witter, the U.S. Department of Transportation, the New York Stock Exchange, Sony Corporation, and Stanford University. Infoseek has also been selected as the intranet and public site search application utilized by CERN, the European Particle Physics Lab and creator of the World Wide Web. During the nine months ended October 3, 1998, approximately 11% of Infoseek's total revenues related to the sale of its Ultraseek software licenses and support. Infoseek expects this percentage of total revenues to decrease to below 10% in fiscal year 1999 due to the acquisition of Starwave.

  Ultraseek Server products are distributed directly over the Internet and through value-added-resellers who provide installation and customization services. The products are licensed, with the price depending on the number of items in the database.

Customer Support and Software Upgrades

  Infoseek provides telephone user support for its products and services, including GO Network, the Infoseek Service and its software products. Support for GO Network and the Infoseek Service is provided at no cost to users. For Ultraseek Server, users can pay a maintenance fee which provides support services and upgrades of new releases.

Advertising Services and Products

  Infoseek derives a substantial majority of its revenues from the sale of advertisements. Infoseek is focused on providing its advertisers with high volume and targeted access to interested audiences and potential buyers. These advertisements appear on the Infoseek Service and GO Network, when a viewer enters the services, accesses a center, receives search results from Infoseek Search or browses through the website directory. Infoseek also sells advertising for the Joint Ventures' services, consisting primarily of "banner" advertisements which appear throughout the services at different times, pursuant to the representation agreements, and shares revenues from the Joint Ventures with its partners in the Joint Ventures.

  Advertising revenues on the Infoseek Service, without giving effect to the acquisition of Starwave, represented 89%, 94%, 94% and 99% of Infoseek's total revenues for the nine months ended October 3, 1998, the nine months ended September 30, 1997 and the years ended December 31, 1997 and 1996, respectively. Prior to its acquisition by Infoseek, a substantial portion of Starwave's revenues were derived from web hosting services and from the Joint Ventures. Infoseek expects that its advertising revenues, including advertising revenues received from the Joint Ventures, will continue to constitute a substantial part of Infoseek's aggregate revenues in the future.

  Infoseek believes that it has been able to achieve its advertising revenues to date primarily through its direct sales force and through the products it offers advertisers. Infoseek also believes that its success in obtaining advertising revenue is primarily the result of, and highly dependent on, high consumer traffic, favorable demographics and innovative marketing approaches.

Advertising Products and Pricing

  Infoseek derives its revenue from several advertising options that may be purchased individually or in packages--run of site rotations, directory and center rotations, keyword rotations, cross service sponsorship, center sponsorship and Ultramatch targeting. These options may contain hypertext links to the advertiser's home page. Infoseek sells advertisements for display on both GO Network and the Infoseek Service, as well as the Joint Ventures.

Rotations

  Run of Site: Run of site rotations are advertisements that rotate on a random basis throughout GO Network and/or the Infoseek Service, appealing to advertisers seeking to establish brand recognition across the broadest reach of the services. Search results advertisements are typically sold in blocks of one thousand impressions to be generated over a four week period. Infoseek's current cost per one thousand impressions, known as "CPM," for run of site rotations ranges from $18 to $29 depending upon the number of impressions purchased.

  Directory and Center: Directory and center rotations are advertisements that appear when a user of GO Network or the Infoseek Service browses through directory and center topic pages. Directory and center rotations allow advertisers to target an audience with a specific area of interest. Like run of site rotations, directory and center rotations are sold in blocks of impressions over a four week period. Because of the greater selectivity of the audience, Infoseek's current CPM for directory and center rotations ranges from $30 to $60.

  Keyword: Keyword rotations are advertisements that are displayed when an Infoseek Search contains a particular keyword selected by the advertiser. This option offers the advertiser a highly targeted, self- selected audience. Through its proprietary advertising management system, Infoseek tracks every word that is queried by Infoseek Search users. Through this tracking, Infoseek has identified keywords that are most frequently queried by Infoseek viewers and requested by advertisers. Infoseek's current four week rate card CPM for a keyword is $55 to $60.

Center and Cross-Service Sponsors and Partners

  The introduction of the "channels" on the Infoseek Service in October 1997, and the expansion of the channels to the current 18 centers on GO Network and the Infoseek Service, in addition to providing a better viewer experience, allows Infoseek to better segment target audiences for advertisers and sponsors. In addition, Infoseek has been able to supplement its banner advertising business with media-based revenues from sponsorship of its channels, centers and sub-centers.

  Sponsors and content providers featured on centers include the following:

 CENTERS            SPONSORS AND CONTENT PROVIDERS
 Automotive         CarSmart, Insweb
 Careers            CareerPath
 Communications     AT&T
 Computers          CMP Media, Inc.
 Entertainment      N2K, DVD Express
 Health             Women.com, Onhealth, Vitamin Shoppe
 Internet           CMP Media, Inc.
 Money              S&P Comstock, Zachs Investment Research
 Travel             Microsoft Expedia
 Real Estate        NetSelect, Apartments.com, HomeShark
 Women's            iVillage
 CROSS-SERVICE
 Borders Online
 Microsoft Sidewalk

Ultramatch Targeting

  Infoseek currently sells Ultramatch, an advertising management report derived from technology which creates a viewer profile based on real, observed viewer behavior, including user registration information. With this information, Infoseek can offer precise, targeted advertising based on searching behavior. Infoseek and its advertisers have found that this technology significantly increases the frequency with which viewers of an advertisement choose to link to the advertisers' site. This targeted advertising approach allows Infoseek to differentiate its advertising services from other Internet media. Infoseek's current CPM for this targeting is $75, and the net cost for an Ultramatch behavioral report is $1,100.

Advertisers

  During the nine months ended October 3, 1998, over 500 advertisers placed advertisements on the Infoseek Service. No one advertiser accounted for more than 10% of Infoseek's revenues for the nine months ended October 3, 1998. Many of Infoseek's contracts with advertisers have terms of three months or less.

Sales Force

  As of October 3, 1998, Infoseek's advertising sales staff consisted of 54 professionals located in Atlanta, Chicago, Los Angeles, New York, San Francisco and Sunnyvale. Infoseek believes that having an internal direct sales force allows it to better understand and meet advertisers' needs, increase its access to potential advertisers and maintain strong relationships with its existing base of advertising clients.

International Operations

  Infoseek offers its search and directory services internationally through partnerships with local providers of directory and editorial content in France, Italy, Japan, Mexico, Sweden and the United Kingdom. Infoseek's search and directory services are also available in Spanish, Portuguese, Danish, and Dutch. In November 1998, Infoseek announced a joint venture agreement with Deutsche Telecom, Axel Springer Verlag, and Verlagsgruppe Georg von Holtzbrinck to launch Infoseek Germany. Infoseek Germany is expected to launch in the spring of 1999 and will provide localized search, navigation, and content services in Germany. In addition, Infoseek's U.S. sales force sells advertisements on Infoseek's foreign sites to U.S. advertisers who want to reach a global audience. During 1996 and 1997 and the nine months ending October 3, 1998, less than 10% of Infoseek's traffic was derived from international sources and less than 10% of Infoseek's revenues were derived from advertising to international users. See "Risk Factors--If Infoseek Is Not Successful in Expanding Internationally, Its Business May Suffer."

  Finally, Infoseek, through Starwave, provides limited hosting services and licenses some of its proprietary software to Disney.

Technology

Core Search Engine Technology

  Infoseek Search is based on Ultraseek, an enhanced technology that provides users enhanced levels of accuracy, currency, comprehensiveness and speed. Infoseek Search includes built-in intelligence with features such as phrase, capitalization and proper name recognition. Infoseek's highly-rated search engine seeks to deliver accurate results, which are characterized by the level of precision and the level of recall. In addition, due to the dynamic nature of the Internet, the retrieval of up-to-date information has become another key factor for the evaluation of Internet search services. To bring current information to the viewer, Infoseek has developed technology to regularly update its entire database of Web pages. This enables the Infoseek services to deliver accurate, relevant and up-to-date search results. To facilitate the ease of use of the service, Infoseek Search includes a sophisticated technology to interpret "natural language" queries. Infoseek also uses a proprietary Web spider which works to enhance the performance of the search engine. A Web spider is software that identifies and catalogs pages on the Web. This catalog, when indexed with text retrieval software such as Infoseek's search engine, can be quickly accessed by keyword or phrase. Together, the search engine technology and the Web spider technology are used to index Web pages, the directory and other sources of content. Infoseek is continually developing its core search engine technology, including the Extra Search Precision technology and advanced search features described above.

Advertising Management

  Infoseek has developed certain proprietary systems for the placement of advertisements with targeted audiences on the Infoseek services. Infoseek's advertising management systems are capable of presenting, in real- time, advertising that corresponds to a user's inquiry. If certain keywords have been purchased by more than one advertiser, the system automatically determines which advertisement is displayed based upon the number of impressions under contract and delivered to date. As part of Infoseek's proprietary advertising management system, Infoseek also maintains a database that tracks the number of searches of each word queried by Infoseek's users, the number of browses through each directory category and the number of impressions of each advertisement. This system assists Infoseek in estimating the number of expected impressions of specific advertisement options marketed by Infoseek or otherwise sought by advertisers. Starwave has also developed a similar proprietary system.

  In order to address increasing advertising volume, Infoseek plans to customize and enhance Starwave's advertising management systems which are currently used for managing advertising for the Joint Venture websites. These enhanced systems will be used in both the Infoseek Service and GO Network operations. To the extent that Infoseek encounters material difficulties in utilizing these systems, Infoseek will need to devote additional resources to enhance its current systems. Any extended failure of, or material difficulties encountered in connection with, Infoseek's advertising management systems may expose Infoseek to "make good" obligations with its advertising customers. These "make good" obligations, by displacing advertising revenue (among other consequences), would reduce revenue and would have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects.

Website Production Technology

  Infoseek, through Starwave, has internally developed technologies that facilitate authoring capabilities for text, audio, graphics and video that enhance the speed and interactivity of its services, as well as technology designed to enable consumers to make secure purchases using credit cards over the Internet.

Marketing and Distribution

Marketing

  Infoseek builds brand awareness for its services through an integrated plan utilizing online and traditional media, public relations and promotions. Infoseek also cross-promotes with content providers through advertising swaps both in online media and traditional print and broadcast media. The Joint Ventures also build brand awareness through their relationships with partners with strong brands, including the NFL, the NBA, NASCAR, and Outside magazine.

Promotion

  Under an agreement with Disney affiliate ABC, ABC has agreed to provide, and Infoseek has agreed to purchase, $165 million in promotional support and activities relating to GO Network over five years. As part of such promotion, Disney agreed to co-brand all ABCNews.com and ESPN.com owned non-traditional media promotion with promotions for GO Network. ABC and ESPN broadcasts promote ABCNEWS.com, ABC.com, ESPN.com and GO Network.

Distribution

  Infoseek seeks to form relationships that maximize audience reach and create alternate distribution centers to Infoseek's services. Infoseek has relationships with Netscape and Microsoft, each of which distributes browser software, which contain a built-in "Internet search" feature, to its customers which is used to navigate the Web. Infoseek depends on these agreements for a portion of its traffic, and traffic affects advertising revenue. Infoseek also has distribution relationships with various Internet service providers and content providers such as AT&T, WebTV, Netscape and Microsoft. Infoseek Search and centers are listed by each of these companies as a navigational service available to their users. The terms of these relationships vary widely, both in the prominence given to the Infoseek Service and/or GO Network relative to other alternatives and the compensation paid by Infoseek for advertising.

Research and Development

  The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products related to Infoseek's Internet services and Ultraseek Server software products. As of October 3, 1998, Infoseek had 84 full time employees engaged in research and development for existing and potential new services and products. The Company's research and development expenses for the nine months ended October 3, 1998 and September 30, 1997 and for the years ended December 31, 1997 and 1996 were $7,432,000, $5,879,000, $7,900,000 and $4,550,000, respectively. The Company plans to continue to increase its research and development budget and staffing levels in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

  The market for Internet and intranet products and services is very competitive. Infoseek expects the market to become more competitive. Because the market for search and portal services is new and developing, Infoseek cannot predict how competition will affect Infoseek, its competitors or its customers. Infoseek believes that the Internet market increasingly will require portal services to deliver a large variety of multimedia content and services. Infoseek may not be able to compete successfully. If Infoseek fails to respond to competitive pressures, including those listed below, Infoseek's business, results of operations, financial condition and prospects will be seriously harmed.

  Infoseek believes that its future success partly depends on its ability to deliver a broad variety of multimedia content and services. To attract advertisers, Infoseek believes it must offer:

  . A large number of users,

  . Users with attractive demographic profiles, and

  . Cost-effectiveness.

  Infoseek believes that the number of companies selling advertising on the Web and the amount of advertising space on the Internet have greatly increased. Infoseek may therefore face a market which demands lower prices for the purchase of advertisements and this could result in a decline in Infoseek's revenues.

  Infoseek believes it faces competition in numerous areas, including:

Business Area    Key Features           Key Competitors      Key Competitive
                                                             Forces

Consolidated     Combined services including:
Internet Products . Search and directory
(GO Network,      . Email listings
Infoseek Service) . News information
                  . Internet commerce
                  . Chat and bulletin boards
                                        Yahoo, America       Control content
                                        Online, Netscape,    Provide
                                        Excite,              additional
                                        Microsoft, Lycos,    features
                                        CNet                 Reduce viewer
                                                             access to
                                                              competing
                                                             services
Search and       Ability to search      DEC/AltaVista,       Enhance search
Navigation        the web and find      Excite, Inktomi,     features
Services          information           Lycos                Use technology to
(Infoseek Search)                                            "push" a
                                                              particular
                                                             service to users
                                                             Develop
                                                             "intelligent"
                                                              searching

Search Software  Software to allow      DEC/AltaVista,       Enhance search
(Ultraseek        Intranet and          Lycos, OpenText,     features
Server)           Internet websites     Verity               Increase
                  to have search                             compatibility and
                  features                                    ease of use
                                                             Develop
                                                             "intelligent"
                                                              searching

Internet Media   Creative and                                Deliver timely
(ABCNEWS.com,    original content,                           and  informative
ESPN.com, Mr.     including:                                 information  and
Showbiz,                                CNN, The New York    multimedia
Celebsite, other  . Current events      Times, Washington    content
Joint Venture                           Post, CBS News,      Provide easy
Services)                               NBC                  access to
                                                              information

                  . Sports              Fox Sports,
                                        CNNsi, CBS
                                        Sportsline,
                                        Yahoo! Sports

                  . Business and        Microsoft
                  stocks                Investor, Quicken
                                        Financial
                                        Network, Reuters,
                                        Dow Jones, Yahoo
                                        Finance

                  . Entertainment       E! Online
                                        Entertainment
                                         Weekly/Pathfinder

Internet and     Traditional media                           Provide
other advertisingsources,  such as:                          interesting and
Media                                                         popular
(GO Network,                            ABC, NBC, CBS,       interactive or
ABCNEWS.com,                            Fox                   traditional
ESPN.com)                                                    programming
                                                             Attract
                                                             advertisers
                                                             through  users

                  . Broadcast
                 Television




                  . Cable Television    ESPN, CNN

                  . Print Media         The New York
                    (newspapers and     Times, Washington
                    magazines)          Post, USA Today,
                                        Sports
                                        Illustrated,
                                        ESPN The Magazine

Electronic       Retail items for       Yahoo,               Establish
Commerce          sale over the         AOL/Netcenter,       infrastructure to
(GO Network       Internet              MSN, Lycos,           process orders
Shopping center)                        Amazon.com, eBay     quickly
(under                                                       Develop brand
development)                                                 name in  commerce
                                                             Develop
                                                             partnerships with
                                                               merchants

  In order for Infoseek to compete successfully, Infoseek must overcome many risks, including:

  . Low Barriers to Entry to the Internet. Infoseek believes that it is relatively inexpensive to develop new internet technologies, products and services. It is likely that other companies may offer similar products and services that compete with Infoseek for advertisers.

  . Quickly Changing Market. Because the Internet market is new and changing quickly, Infoseek cannot predict which companies are likely to offer competitive services in the future.

  . Reliance on Advertising Revenues. Infoseek depends on advertising sales for revenue. Because the Internet is still a new advertising medium, there is a risk that the number of advertisers purchasing advertisements on the Internet could decrease. Such a decrease could result in lower advertising revenues for Infoseek.

  . Brand Awareness. To compete effectively, Infoseek must successfully build brand awareness for GO Network. Infoseek will devote significant resources to the promotion of GO Network. If Infoseek fails to promote GO Network successfully or Infoseek's competitors build strong brand affiliation, GO Network will receive less user traffic and in turn advertising revenues may decline.

  . Industry Consolidation. Some of Infoseek's competitors have engaged in business combinations or other strategic relationships with one another. These combinations often increase a competitor's power or make it more difficult for users to find and use Infoseek's products and services.

  In addition, the development and growth of high speed direct connections (such as the service provided by @Home, which recently agreed to acquire Excite) may allow Infoseek's competitors to control content being delivered to users. This may result in increased competitive pressure on Infoseek to attract and retain users.

  If Infoseek does not compete effectively, it will suffer immediate harm to its services, results of operations and prospects.

Intellectual Property and Proprietary Rights

  Infoseek's success depends heavily upon its exclusive technology, brand names and Internet locations, known as "domain names." To protect its rights to its software, systems, documentation and product features, Infoseek currently relies on a combination of:

  . Patent, copyright and trademark and service mark laws,

  . Trade secret laws,

  . Confidentiality procedures, and

  . Contractual provisions.

  These methods of protection may not be adequate to protect against others using Infoseek's technology, brand names and content. Accordingly, Infoseek may not be able to maintain the goodwill associated with its products and services or competitive features.

  Infoseek and its subsidiaries hold five U.S. patents and have 14 U.S. patent applications pending. Infoseek and its subsidiaries have six foreign patent applications pending corresponding to one U.S. application and one foreign Patent Cooperation Treaty application (PCT) corresponding to three U.S. applications. Infoseek and its subsidiaries have registered and applied for registration for certain service marks and trademarks and will continue to apply for registration of additional service marks and trademarks, as appropriate. Disney has filed applications for trademarks relating to GO Network. Infoseek generally enters into confidentiality agreements with its employees and with its consultants and customers.

  Despite these measures, Infoseek may not be able to protect its intellectual property due to risks related to the application of intellectual property laws. The application of copyright and trademark laws to the Internet and other digital media is very uncertain. There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. See "Risk Factors--If Infoseek Is Unable to Protect Its Intellectual Property, Its Business Could Suffer."

  Further, Infoseek may not be able to use its intellectual property or further develop its business because third parties may accuse Infoseek of infringing their intellectual property. See "Risk Factors--Third Parties May Prevent Infoseek from Developing Its Intellectual Property."

  Infoseek is aware of a number of issued patents which cover interactive programming, Internet programming and techniques, and electronic commerce. For example, Infoseek is aware of a U.S. patent issued to Carnegie Mellon and licensed to Lycos related to Web spider technology. While Infoseek currently believes, based on a preliminary review of such issued patent and consultation with its patent counsel, that its products and services do not infringe the Carnegie Mellon patent, Infoseek cannot assure you it would prevail if Lycos or Carnegie Mellon claimed Infoseek infringed such patent. Infoseek expects patent infringement regarding Internet technologies to increase as the number of products and competitors in this market grows and as new patents are issued. Infoseek expects that patents, particularly in the areas of real-time or "streaming" audio and video, online commerce and "digital cash," and other technologies may issue in the future. Some of these technologies may be considered to be critical to long-term success in the Internet marketplace.

  Infoseek has also from time to time received notices from copyright and trademark holders regarding use of music, images and websites in its services. Disney, who licenses the GO Network name to Infoseek, has received notices from certain parties regarding use of the GO Network name. Infoseek is also aware of other companies and/or services that employ "Go" as a part of their names. Infoseek cannot assure you that Infoseek's use of GO Network will be free from challenge or liability and Infoseek cannot assure you it will always be able to operate GO Network under such name.

  Infoseek cannot assure you that it can adequately protect its intellectual property. If Infoseek fails to protect its intellectual property, it could suffer serious harm to its business, results of operations or prospects. Infoseek also cannot assure you that third parties will not in the future claim infringement by Infoseek with respect to Infoseek's current or future products. Any such claims or counterclaims could:

  . Be time-consuming

  . Result in costly litigation

  . Cause product release delays

  . Require Infoseek to redesign its products

  . Require Infoseek to enter into royalty or licensing agreements

  These claims of infringement, whether successful or not, could seriously harm Infoseek's business, results of operations or prospects.

Employees

  As of October 3, 1998, Infoseek had 319 full-time employees, including 84 in research and development, 141 in sales and marketing, 22 in operations and 72 in finance and administration. Also as of October 3, 1998, Starwave had a total of 337 employees (including those employees supporting the Joint Ventures), of which 40 were involved in Starwave's technology division, 39 were in Web operations and management information systems, 24 were in general administration and development and 234 were involved in the Joint Ventures. None of these employees is represented by a labor union. None of Infoseek, Starwave and the Joint Ventures has experienced any work stoppages and each considers its relations with its employees to be good. Infoseek's performance is substantially dependent on the continued services of the management teams of Infoseek, Starwave and the Joint Ventures and on their continuing ability to attract and retain highly qualified and motivated officers and key employees and to attract and retain sufficient numbers of technical and production personnel.

                           RELATIONSHIP WITH DISNEY

  The following is a summary of certain business transactions and relationships between Infoseek and Disney.

  On June 18, 1998, Infoseek California, Infoseek Delaware, Starwave and Disney entered into the Starwave merger agreement. Pursuant to the Starwave merger agreement, Infoseek acquired Starwave, which had been approximately 91% owned by Disney, and established a new holding company structure which involved a reincorporation into Delaware. As a result, each of Starwave and Infoseek California became wholly-owned subsidiaries of Infoseek Delaware. This transaction closed on November 18, 1998. Accordingly, the business of Infoseek consists primarily of holding the capital stock of Infoseek California and Starwave. Each of Infoseek California and Starwave continues to operate their current businesses. In addition, Infoseek and Disney have established a strategic relationship concerning the development, launch and promotion of GO Network. See "Risk Factors--GO Network May Not Succeed Without Disney's Cooperation."

  In light of Disney's ownership interest in Starwave, Disney received approximately 23,500,000 shares of Infoseek common stock as a result of Infoseek's acquisition of Starwave. In addition, Disney purchased an additional 2,642,000 unregistered shares of Infoseek common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek common stock at certain times, at certain prices and subject to certain conditions, in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note.

  As a result of the transactions described above, Disney and its affiliates hold approximately 43% of Infoseek's outstanding common stock. In addition, Disney and its affiliates have the right to acquire, through the warrant, which becomes exercisable over three years from November 18, 1998, an additional 15,720,000 shares of Infoseek common stock. If Disney exercises the warrant, Disney and its affiliates will hold on an aggregate basis together with the shares owned by Disney, approximately 50.1% of the outstanding Infoseek common stock on a fully-diluted basis assuming exercise of all outstanding options, warrants and other rights to acquire Infoseek common stock. Disney also has certain contractual rights to maintain its initial percentage stock and warrant ownership through direct purchases from Infoseek in the event of dilutive issuances. Disney exercised a right to purchase 299,182 shares of Infoseek common stock and a warrant to purchase 59,489 shares of Infoseek common stock in order to maintain its current ownership interest in Infoseek. See "Risk Factors--Disney Owns A Substantial Amount of Infoseek Stock and Is Able to Significantly Influence Infoseek's Affairs." Further, upon closing of the transactions described above, the Infoseek Board of Directors was expanded from five to eight members, with three Disney designees, Steven Bornstein, Robert Iger and Jake Winebaum, appointed to the Board. See "Directors and Executive Officers of the Registrant."

  Infoseek and Disney also entered into a governance agreement with respect to a number of matters. Under the governance agreement, for a period of three years following consummation of the date of the agreement, subject to earlier termination under certain circumstances, Disney agreed, among other things, to standstill provisions to not acquire over 49.9% of Infoseek's outstanding voting stock, to not solicit proxies or act with another party for purposes of voting or acquiring shares of Infoseek voting stock, and to not transfer its Infoseek shares except under certain circumstances. The governance agreement also provides, among other things, for supermajority Board approval with respect to certain matters and, together with Infoseek's certificate of incorporation, during the standstill period, restricts Disney's ability to proceed with a tender offer for or merger with Infoseek in certain cases without the approval of members of the Infoseek Board not designated by Disney. During and following the standstill period any Disney tender offer for Infoseek is required to be conditioned upon a majority of disinterested Infoseek shareholders tendering their shares.

  Infoseek and Disney also entered into a number of licensing and commercial agreements contemplating the development, launch and promotion of GO Network. GO Network is based, in part, upon certain intellectual property owned by Disney and licensed to Infoseek pursuant to the terms of a royalty-bearing license agreement. This license agreement may terminate if certain events occur, such as if another party acquires 25% or more of Infoseek's stock, Infoseek fails to spend a certain amount of money to promote GO Network, or Infoseek files for bankruptcy. While owned and operated by Infoseek, GO Network also is subject to an advisory committee which consists of one Infoseek representative (currently Harry Motro) and one Disney representative (currently Jake Winebaum) for oversight of activities relating to the service. In connection with GO Network, Disney's wholly-owned subsidiary, ABC, Inc., agreed to provide, and Infoseek agreed to purchase, approximately $165.0 million in promotional support and activities over five years. As part of such promotion, Disney agreed to co-brand all ABCNEWS.com and ESPN.com owned non-traditional media promotion with promotions for GO Network. Disney has also agreed to integrate Infoseek's search and directory technology into its own Internet-based services. See "Risk Factors--Disney Owns A Substantial Amount of Infoseek Stock and Is Able to Significantly Influence Infoseek's Affairs."

  Disney also agreed to amend certain aspects of the Joint Ventures. Starwave also agreed to act pursuant to representation agreements as the representative of the ABCNews Joint Venture and ESPN Joint Venture for the sale of advertising services. See "Risk Factors--Infoseek's Future Success Depends on The Continuation and Integration of Joint Venture Relationships and on Entering Into New Third Party Relationships" and "--If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Losses Under These Agreements."

                                 RISK FACTORS

  You should carefully consider the risks described below before making your decision to invest in Infoseek. The risks and uncertainties described below are not the only ones facing Infoseek. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm Infoseek's business operations.

  If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, Infoseek's business, financial condition or results of operations could be seriously harmed. If that occurs, the trading price of Infoseek common stock could decline, and you may lose part or all of your investment.

If GO Network is Not Successful, Infoseek's Business Would Be Seriously Harmed

  Infoseek believes that its new Internet service, GO Network, is critical to its business. If Infoseek does not further enhance GO Network, develop more functions and services for GO Network, integrate more content into GO Network or successfully promote GO Network, Infoseek's business, financial condition and operating results would be seriously harmed.

  In addition, particularly given the growing number of new Internet sites and low barriers to entering the Internet market, Infoseek also cannot assure you that users and advertisers will accept GO Network. If users and advertisers do not accept GO Network or do not find it to be of high quality, Infoseek will experience decreased revenues and may be required to incur additional expenses to promote GO Network.

  Further, Infoseek is transitioning users from the Infoseek Service to GO Network. Infoseek cannot assure you this transition will occur effectively and without disruption to its users, advertisers and partners. Current Infoseek advertisers and content providers may not continue to advertise or provide content to either the Infoseek Service or GO Network. The promotion of GO Network may result in potential confusion or a decline in loyalty among users or customers of the Infoseek Service or the ABCNEWS.com or ESPN.com services, which are now part of GO Network.

  Finally, in order to attract users and build strong brand recognition and loyalty for GO Network, Infoseek will be required to significantly increase spending to promote GO Network, including the purchase of promotion from Disney affiliate ABC. Infoseek may also be required to spend additional money to purchase and produce new content. Such additional spending will result in continued operating losses and delays to Infoseek's achievement of profitability.

  As a result of these risks, Infoseek cannot assure you that GO Network will be successful or result in greater revenues, cash flows or any profits to Infoseek. See "Business--GO Network and the Infoseek Service."

GO Network May Not Succeed Without Disney's Cooperation

  Infoseek and Disney plan to jointly promote GO Network. If Disney does not effectively promote GO Network, GO Network may not be a success and Infoseek's business may suffer.

  Infoseek licenses the GO Network trademark from Disney. This license may be terminated by Disney under certain circumstances. If Disney terminates the license, GO Network would be severely harmed. Further, if Disney does not protect the GO Network trademark against infringement or if this trademark infringes the rights of others, the value of the trademark would be diminished and GO Network would be harmed. See "--Third Parties May Prevent Infoseek From Developing Its Intellectual Property," and "Business--Relationship with Disney."

  Although Disney has generally agreed to not compete with Infoseek in certain limited geographic and product areas, Disney may enter into transactions with any of Infoseek's competitors or provide Disney content to Infoseek's competitors. Disney currently provides some of its content to competitors of Infoseek and maintains a number of websites which are not expected to be linked to GO Network. Infoseek cannot assure you that Disney will not compete with GO Network or the Infoseek Service.

If Infoseek Encounters Difficulties in Integrating Starwave and Quando, Infoseek Will Not Experience All of the Expected Benefits of these Acquisitions

  To achieve benefits from Infoseek's recent acquisitions of Starwave and Quando, Infoseek must quickly and smoothly integrate its operations with the respective operations of Starwave, Starwave's joint ventures with ESPN and ABC, and Quando. Infoseek will be required to coordinate Infoseek's, Starwave's and Quando's respective product and service offerings. Infoseek will also be required to combine Infoseek's, Starwave's and Quando's sales, marketing and research and development efforts. Infoseek cannot assure you that the integration will occur quickly and successfully or that it will be able to take full advantage of the combined company's sales force, marketing and research and development efforts. If Infoseek does not successfully integrate its operations, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

  Since Infoseek's principal office (Sunnyvale, California), Starwave's headquarters (Bellevue, Washington), the ABC News Joint Venture (principally located in New York City), the ESPN Joint Venture (principally located in Bristol, Connecticut and New York City), and Quando's headquarters (Portland, Oregon), are geographically dispersed, integrating these organizations and operating these businesses will be more difficult. In addition, Infoseek has approximately 410 more employees now than prior to these acquisitions. Infoseek management will be required to spend a significant amount of time on integration issues, which may distract their attention from the day-to-day operations of Infoseek.

Accounting Charges From Acquisitions Will Delay and Reduce Profitability

  Infoseek's acquisitions of Starwave and Quando were accounted for under the purchase method of accounting. As a result, Infoseek will have reduced profitability for at least several years due to accounting charges relating to:

  .  amortization of intangible assets:

    1. developed technology and assembled workforce of Starwave: $45.2 million amortized over a two year period

    2. developed technology and assembled workforce of Quando: $8.7 million amortized over a two year period

    3. goodwill of Starwave: $658.5 million amortized over a ten year period

    4. goodwill of Quando: $9.1 million amortized over a two year period

    5. joint venture relationships: $178.5 million amortized over a ten year period

  . in-process research and development of Starwave and Quando: $72.6 million expensed in the quarter ended January 2, 1999 and $4.3 million to be expensed in the quarter ended April 3, 1999

  .  remaining integration costs: up to $4.2 million

  . significant future charges relating to sales of shares and warrants which Infoseek may be required to make to Disney; below fair market value at the time of purchase in connection with Disney's exercise of its rights to maintain its ownership interest in Infoseek

  . increased operating expenses due to Infoseek's expanded business, including GO Network

  .  other costs not currently known

  If these expenses are not timely followed by increased revenues, Infoseek's business, results of operations, financial condition and prospects would be seriously harmed.

In Order to Continue to Grow, Infoseek Will Need More Financing

  Infoseek currently anticipates that its cash and other available sources of funds will last through at least September 30, 1999. After that time, Infoseek may need to raise additional funds. Additional financing may not be available on satisfactory terms, if at all. Infoseek's estimate of the time period through which its cash and other sources of funds will be sufficient to fund its operations is a forward-looking statement subject to risks and uncertainties. The actual time period may vary as a result of a number of factors including those set forth below in this risk factor.

  Infoseek expects to use its funds to, among other things, continue expanding, develop new and enhance existing services and products, promote GO Network and acquire other businesses, products or technologies. Infoseek may decide to spend more money than currently forecasted on any of these activities, and therefore may be required to raise additional funds sooner than currently anticipated. If Infoseek does not raise enough additional funds, Infoseek may not be able to continue to do any or all of these activities and Infoseek's business, financial condition and prospects could be seriously harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Infoseek Liquidity and Capital Resources."

  If any additional funds are raised through the sale of stock or convertible debt, the percentage ownership of Infoseek's current stockholders will be reduced. Such stock or convertible debt also may have rights, preferences or privileges greater than Infoseek's common stock.

Infoseek's Financial Results Will Vary

  Infoseek and its subsidiaries have limited operating histories. The Internet and intranet markets addressed by Infoseek are new. Infoseek therefore does not have internal or industry-based historical financial data for any significant period of time upon which to base projections for revenues or to help budget operating expenses. As a result, Infoseek cannot assure you it will have profits in any given period or in the long term.

  Infoseek expects that its results will vary significantly in the future due to a number of reasons, including:

  . the rate of growth, usage and acceptance of the Internet, intranets and online services,

  . the rate of acceptance of the Internet as an advertising medium and the demand for advertising,

  .  acceptance of the Internet for commerce,

  .  demand for Infoseek's products and services,

  .  the advertising budgeting cycles of individual advertisers,

  .  costs related to expansion and capital investments,

  . results of acquisitions and strategic agreements, including amortization of intangible assets,

  . charges relating to the issuance of stock or warrants below market price in connection with Disney's right to maintain its ownership interest,

  . the introduction, marketing and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors,

  . Infoseek's ability to anticipate and effectively adapt to and expand in a developing market,

  . Infoseek's ability to adapt to rapidly changing technologies and develop new technologies,

  .  technical difficulties or system outages,

  .  Infoseek's ability to integrate operations and manage expansion,

  .  Infoseek's ability to attract, retain and motivate qualified personnel,

  . initiation, implementation, amendment, renewal or expiration of significant contracts with partners,

  . performance of its partners such as Disney, ABC and ESPN in developing their own brands,

  .  short and long term pricing changes by Infoseek or its competitors,

  . specific economic conditions in the Internet, intranet and digital media markets,

  .  strikes or other work disruptions,

  . seasonal fluctuations in Internet use and the markets for news and sports events,

  .  general economic conditions, and

  .  other factors.

  In addition, almost all of Infoseek's revenues come from advertising contracts and related sponsorship agreements, many of which are for three months or less. Advertising prices are closely related to the number of users on Infoseek's services, and Infoseek cannot accurately predict the number of users on its sites for any given time. As a result, Infoseek has difficulty forecasting future sales and operating results.

  Infoseek cannot assure you that it will be able to adjust spending quickly to compensate for any reduction in future revenues. Accordingly, if revenues do not meet Infoseek's expectations, there would be an immediate and serious impact on Infoseek's business, results of operations, financial condition and prospects.

Disney Owns A Substantial Amount of Infoseek Stock and Is Able to
Significantly Influence Infoseek's Affairs

  Disney is the principal stockholder of Infoseek, owning approximately 43% of Infoseek's outstanding stock. Disney also owns warrants which generally become exercisable over three years from November 1998 that will allow Disney to own a total of 50.1% or more of Infoseek's outstanding common stock. Infoseek and its stockholders face several specific risks as a result of Disney's ownership of Infoseek's common stock, including the following:

Disney Has Certain Control Over Infoseek's Governance.

  Through its substantial ownership of and its agreements with Infoseek, Disney may exercise significant control over Infoseek. Specifically:

  . Disney may be able to exercise effective control over certain matters requiring stockholder approval.

  . Disney has the right to have its nominees for director submitted to a vote of stockholders of Infoseek. Disney currently is entitled to a number of nominees sufficient to require the approval of the Disney nominees for those transactions requiring supermajority board approval, described below.

  . Supermajority board approval is required for certain Infoseek transactions, including:

    .  amendment of Infoseek's certificate of incorporation or bylaws,

    .  a transaction in which the ownership control of Infoseek changes,

    .  sale of 15% or more of Infoseek's assets,

    . issuance of securities representing 15% or more of Infoseek's outstanding shares or for $200 million or more,

    . certain debt or cash transactions by Infoseek of $200 million or more, and

    .  any appointment of a new Chief Executive Officer of Infoseek.

Disney May Be Able to Obtain Majority Control of Infoseek in the Future.

  Although Disney has agreed for a three-year period to not acquire voting power over more than 49.9% of Infoseek's stock, this "standstill" obligation may be terminated earlier in certain limited circumstances. If the standstill obligation terminates, Disney could quickly obtain majority control over Infoseek.

Disney Has a Right to Purchase Additional Shares in Future Infoseek Offerings Which Could Further Dilute Other Shareholders' Ownership.

  Disney has a right to purchase additional shares and warrants of Infoseek in order to maintain its ownership level if Infoseek issues additional shares or options. Disney's purchase of additional shares will dilute other Infoseek stockholders' ownership and could reduce Infoseek's earnings per share, if any. Disney's purchase of additional shares and warrants could also result in material charges if the purchase of shares or warrants, or the price of the warrants, to Disney are below fair market value at the time of purchase; these charges may materially adversely affect Infoseek's results of operations.

Disney's Ownership Reduces Opportunity for an Acquisition of Infoseek by a Third Party.

  Disney's substantial ownership position in Infoseek, as well as the terms of the GO Network trademark license agreement between Infoseek and Disney, may prevent or discourage tender offers for Infoseek's common stock or other changes in the control of Infoseek unless the terms are approved by Disney. Therefore, it is difficult for a person other than Disney to acquire all or a large portion of Infoseek stock. See "Business-- Relationship with Disney."

If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result In User Traffic, or If Sites That Provide Traffic to Infoseek Are Not Successful, Infoseek's Advertising Revenue Will Decrease

  Infoseek's success depends in great part on strategic relationships with third parties as sources of traffic and as providers of content to its Web site. Infoseek's traffic agreements generally have terms of one year or less. A significant portion of the aggregate page views on the Infoseek Service is generated by traffic derived from third party sources, principally Microsoft, WebTV and Netscape. Infoseek's agreement with Netscape was renegotiated on November 25, 1998, resulting in Infoseek receiving less traffic from Netscape.

  When existing traffic agreements terminate, Infoseek may not be able or willing to renew them. Infoseek may not be able to enter into other agreements on good terms or at all. If Infoseek does not renew these agreements or enter into similar agreements on good terms or does not develop significant traffic to make up for the loss of these agreements, Infoseek's advertising revenues will be reduced. Reduced advertising revenues would likely seriously harm Infoseek's business, results of operations, financial condition and prospects.

  In addition, the products or services of those companies that provide access or links to Infoseek's products or services, such as other website operators, may not achieve market acceptance or commercial success, which would likely seriously harm Infoseek's business, results of operations, financial condition and prospects.

Infoseek's Future Success Depends on the Continuation and Integration of Joint Venture Relationships and on Entering Into New Third Party Relationships

  Infoseek's success also depends in great part on the continuation and integration of its joint ventures and third party relationships, especially the joint ventures with ESPN and ABC. Under certain representation agreements, Starwave contracted for, and has exclusive rights to sell, all advertising and other related items of the Joint Ventures. Starwave guarantees its performance through minimum revenue commitments and is at risk if its subsequent collection of the related receivables is insufficient to cover such commitments. These representation agreements will result in Starwave recognizing revenue for the sale of the advertising and of related items and a corresponding representation fee for amounts due to the Joint Ventures. If Infoseek is unable to continue its joint ventures with its joint venture partners, integrate these joint ventures into its business or enter into new joint ventures, Infoseek may not be able to keep or create interactive services and products that are attractive to users and advertisers. This in turn could seriously harm Infoseek's business, financial results and financial condition.

Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future

  Infoseek has not yet been profitable and expects to have consolidated net losses for a number of years. The limited operating histories of Infoseek and its subsidiaries make it difficult to budget or predict future results. Although Infoseek has experienced significant revenue growth in 1997 and 1998, Infoseek cannot assure you that revenues will continue to grow or that Infoseek will achieve profitability.

  Infoseek and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. In addition, because the acquisitions of Starwave and Quando are large and complex, Infoseek may be required to reorganize its operations in order to operate more effectively. For example, in January 1999, Infoseek reorganized all of its product and engineering related efforts into a single department in an effort to become more functional and efficient. Due to the complexity and scale of Infoseek's recent acquisitions and the rapid pace of change and development of the Internet market, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Although Infoseek has recently begun a new multi-year planning cycle, future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions.

  As of October 3, 1998, Infoseek had an accumulated deficit of $53.7 million and as of October 4, 1998, Starwave had an accumulated deficit of $115.7. On a pro forma basis as of October 3, 1998, including Infoseek, Starwave and Quando, Infoseek would have had an accumulated deficit of approximately $130.7 million.

  In addition, Infoseek may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could seriously harm Infoseek's business, results of operations, financial condition and prospects in the short-term or long-term. Infoseek's agreements with its strategic partners have included and may in the future include substantial one-time or up-front payments from these partners. Accordingly, Infoseek believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of Infoseek's future performance.

Infoseek's Stock Price Will Fluctuate

  The market price of Infoseek's common stock has fluctuated and may continue to fluctuate widely. Such changes are in response to a number of events and factors such as:

  .  quarterly changes in results of operations,

  . announcements of new technological innovations or new products and media properties by Infoseek or its competitors,

  . changes in financial estimates and recommendations by securities analysts,

  . the operating and stock price performance of other companies that investors may deem comparable to Infoseek, and

  .  news relating to trends in Infoseek's markets or the economy generally.

  In addition, the stock market and specifically the stock of Internet companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of Infoseek's common stock, without regard to Infoseek's operating performance. In addition, Infoseek's operating results may be below the expectations of public market analysts and investors. In such event, the market price of Infoseek's common stock would likely significantly decrease.

If Infoseek Does Not Develop Strong Brands, Its Business Could Suffer

  Infoseek believes that establishing and maintaining the GO Network and related brands is crucial to its business. Infoseek believes that brand recognition will be even more important as the number of Internet sites grows, due to the relative ease of entering the Internet market. If Infoseek does not promote and maintain its brands, its business, results of operations, financial condition and prospects would be seriously harmed.

  In order to promote and enhance its brands, Infoseek believes it must create loyalty among consumers. This will require Infoseek to spend a large amount of resources on developing high quality products and services and to design and use effective media promotions. If Infoseek does not develop high quality products and services or have effective promotions, it will not develop a strong brand.

Infoseek Faces Intense Competition and May Not Be Able to Compete Effectively

  The market for Internet and intranet products is very competitive and Infoseek expects these markets to become more competitive in the future. Infoseek believes it faces competition in numerous areas, including:

  .  consolidated Internet ("Portal") products,

  .  search and navigation services,

  .  search software,

  .  Internet media,

  .  advertising media, and

  .  electronic commerce.

  If Infoseek is unable to compete effectively in these areas, it could suffer serious harm to its business.

  The market for these services is new and developing. As a result, Infoseek cannot predict how competition will affect Infoseek, its competitors or its customers. Since developing new Internet technology is relatively inexpensive, it is easy for new competitors to enter the Internet and intranet markets, and these markets are changing quickly. There is a large number of competitors currently in these markets and new competitors are entering these markets everyday. In addition, some of Infoseek's competitors have engaged in business combinations or other strategic relationships in order to increase their power and market share.

  Many of Infoseek's competitors have greater resources, including financial, marketing and technical resources, than Infoseek. These companies may be able to offer greater content and services than Infoseek, including greater multimedia content, search and directory services, on-line "communities" with chat, e-mail and games, electronic commerce and high speed home Internet access. Infoseek may be unable to develop these and other new services in advance of competitors. See "Business--Competition."

If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Losses Under These Agreements

  Under certain representation agreements with ESPN and ABC, Infoseek (through Starwave) has agreed to act as the representative of the ESPN and ABCNews Joint Ventures. As such representative, Infoseek will sell advertising and related services for these Joint Ventures, and has agreed to make quarterly payments to the Joint Ventures. These payments will be the greater of a predetermined minimum amount or revenues actually billed to third parties (even if not collected) in the performance of such advertising and related services, less the costs of providing the services and a predetermined profit margin.

  Infoseek may not be able to sell the guaranteed minimum amount in any quarterly period or be able to collect the money due from these sales and services. Failure to sell the predetermined minimum amount or collect enough money from these sales services could result in losses, and seriously harm Infoseek's business, results of operations and financial condition.

If the Internet and Electronic Commerce Do Not Continue To Grow, Infoseek's Business Will Suffer

  To grow revenues, Infoseek depends on increased acceptance and use of the Internet, intranets and other interactive online platforms as sources of information, entertainment and sales of goods and services. If the Internet grows more slowly than expected, or does not grow at all, Infoseek's business, financial condition and operating results would be seriously harmed. If access to the Internet or Infoseek's services is restricted, Infoseek's business, financial condition and operating results would also be seriously harmed.

  The Internet has grown very rapidly in recent years. Infoseek cannot assure you that the Internet will continue to be accepted and widely used. In particular, Infoseek cannot assure you that consumers will continue to use the Internet for purchasing or selling goods and services or that advertisers will continue to use it for advertising goods and services. Infoseek also cannot assure you that a large base of users will support Infoseek's business. Significant structural problems remain in using the Internet and conducting electronic commerce, including:

  .  security

  .  reliability

  .  cost

  .  ease of use and access

  .  quality of service

  .  lack of network infrastructure to support increased use

  .  speed of Internet service

  .  limitations on access by corporations and schools

  .  privacy

  These problems may slow the growth of Internet use or the attractiveness of the Internet for advertising and online transactions. In addition, the use of the Internet could be reduced due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or as the result of increased government regulation.

  The Internet industry is young. The business model of Infoseek and its competitors changes frequently and very few products and services have become established in the market. The Internet market might not continue developing or develop more slowly than expected. Infoseek may be unable to modify its business model rapidly enough to remain competitive. The Internet market might become filled with competitors. Infoseek's products may not become accepted by Internet users or advertisers. If any of these events occurs, Infoseek's business, results of operations, financial condition and prospects would be seriously harmed.

If Internet Advertising and Related Sponsorship of Infoseek's Services Are Not Accepted, Infoseek's Revenues Will Be Adversely Affected

  Infoseek depends heavily on the sale of advertisements and related sponsorships of GO Network and the Infoseek Service as a source of revenue. Therefore, Infoseek depends on the acceptance and success of advertising on the Internet. Infoseek cannot assure you that Internet advertising will be widely accepted. The Internet market is changing quickly. Infoseek believes that the number of companies selling advertising on the Web and the amount of advertising space on the Internet have greatly increased recently. Infoseek may therefore face a market which demands lower prices for the purchase of advertisements and this could result in a decline in Infoseek's revenues. Many of the advertisers on Infoseek's services are relatively new to Internet advertising and have not devoted significant amounts of their advertising budgets to Internet advertising. Advertisers may determine that traditional sources of advertising, like television, radio and newspapers are less costly or better at reaching customers than the Internet. There are no widely accepted standards to measure the effectiveness of Internet advertising.

  Infoseek believes that advertising sales are generally lower in the winter and summer of each year as compared with the fall and spring. Infoseek also believes that advertising usage changes with the economy. Seasonal and economic changes could more seriously affect Internet advertising sales. Any seasonal or economic-based changes in advertising sales could seriously harm Infoseek's business, financial condition and operating results.

If Infoseek's Future Acquisitions and Strategic Transactions Are Not Successful, Infoseek's Business May Suffer

  Infoseek believes it may be necessary to acquire complementary products, technologies or businesses to remain competitive. There are several risks of acquisitions or other strategic transactions, including the Quando and Starwave acquisitions, such as:

  .  difficulties integrating people and operations,

  . difficulties integrating acquired technology or content into existing businesses,

  .  potential disruption of Infoseek's ongoing businesses,

  .  expenses and other charges associated with transactions,

  . the necessity of establishing and implementing uniform standards, controls, procedures and policies for acquired companies,

  . impairment of relationships with employees, vendors and customers as a result of any integration of new management personnel, technologies, products and services,

  .  potential unknown liabilities associated with acquired businesses,

  .  use of limited cash resources,

  .  dilutive issuances of stock, and

  .  loss of key personnel.

  There can be no assurance that Infoseek will be successful in overcoming these risks. Infoseek may also encounter other problems in connection with acquisition transactions.

  Infoseek cannot assure you that any acquisition or strategic transaction will be worth the time, effort and expense required to complete any acquisition or transaction.

Infoseek May Not Be Able to Use Pooling Accounting for Future Acquisitions Which May Reduce Its Future Profitability

  Because of Infoseek's acquisition of Starwave and its transactions with Disney, Infoseek may not be able to account for future acquisitions as pooling-of-interests transactions for a period of time. Also, if Disney chooses to obtain control when its warrant vests, Infoseek will not be able to use pooling-of-interests accounting. Charges for the amortization of goodwill incurred in acquisitions will reduce Infoseek's profits, if any, in the periods over which it is amortized. Infoseek may also take charges for acquired in-process research and technology when acquisitions occur. Such charges for acquired in-process research and technology would reduce Infoseek's profits in such period.

If Infoseek Does Not Improve its Products to Keep Pace with Changing Technology, It Will Lose Users

  Infoseek may not be able to respond to changing Internet technologies, customers needs and industry standards. Infoseek may not be able to introduce new products and services before competitors or improve existing products to match competitors products and services. If it does not continue to timely and continually improve its products and services and introduce new ones, Infoseek could suffer serious harm to its business, results of operations and prospects.

  One key element of Infoseek's strategy is to continue to develop new technological innovations in order to enhance the user's experience and strengthen relationships with advertisers. The success of GO Network and its component sites will depend in part on how easy-to-use, functional and feature-filled such services are.

  Because Infoseek needs to continue to provide technological improvements to its services, including GO Network and the Infoseek Service, Infoseek faces many risks. Infoseek cannot assure you:

  . Any of its new or proposed products or services will be accepted by the market or will continue to meet the market's changing needs.

  . It will successfully design, develop, test, market and introduce new and enhanced technologies and services.

  . It will successfully improve its existing and planned products and services.

  . It will not experience difficulties that delay or prevent the successful development, introduction or marketing of new or enhanced technologies, products and services.

  . It will bring its technological innovations to the market quickly and in advance of its competitors.

  . It will not have large expenses in order to develop, improve or acquire new technologies.

  . Its new or enhanced products and services will be free of errors and will not require significant design changes once introduced.

  If any of these risks occur, customers may become dissatisfied with Infoseek's products and services. In turn, Infoseek could lose users and could experience delayed or lost advertising revenues.

Computer Intrusions or Electronic Commerce Liabilities Might Result in Losses to Infoseek

  Consumers' lack of faith in and lapses in the privacy and security of the Internet and online transactions may also prevent the growth of the Internet and electronic commerce generally. Infoseek's business, which depends on this growth, may be harmed as a result.

  Despite Infoseek's efforts to prevent intruders from breaking into Infoseek's systems and stealing information or interrupting service, Infoseek cannot assure you that it will be able to protect itself from computer security intrusions. Infoseek and its contractors store and transmit confidential information, such as computer software or credit card numbers. If data is lost or stolen, Infoseek may be sued by the owners of the lost or stolen data or by other entities who rely on the data.

  Although Infoseek has agreements which are designed to limit Infoseek's liability for losses, these agreements may not be enforceable. Even if they are, the agreements may not be successful in limiting Infoseek's liability. Also, Infoseek may not be able to negotiate these agreements with all parties.

  Infoseek does not have insurance against these security risks, although it does have standard business interruption and crime insurance which might cover certain losses. If Infoseek's revenue from electronic commerce increases substantially, Infoseek will consider buying additional insurance. However, if Infoseek does not or cannot obtain adequate insurance at that time, large or repeated security breaches into Infoseek's systems could seriously harm Infoseek's business, results of operations and financial condition.

  Infoseek has agreements and expects to enter into other agreements with third parties where Infoseek is entitled to receive part of the revenues received by these third parties from the purchase of goods and services by users referred from Infoseek's products and services. Infoseek may also directly sell goods and services on the Internet. These arrangements may expose Infoseek to additional risks and uncertainties, including potential liabilities to consumers of such products and services.

Infoseek May Experience Year 2000 Computer Problems That Harm Its Business

  Certain computer systems may not correctly recognize dates when the year changes from 1999 to 2000. Infoseek management has reviewed Infoseek's exposure to this problem and does not believe that it will incur significant expenses as a result of the effect of this problem on its products, services or information technology. However, Infoseek does plan to replace several systems as part of a conversion to improved financial and business systems in connection with regular upgrade programs in late 1999 and will make minor software alterations to certain of its systems to ensure full year 2000 readiness. Infoseek may not be able to implement these upgrades successfully, and its belief that it will not incur significant expenses may be incorrect due to unknown defects in its systems. If any of these were to occur, Infoseek could suffer serious harm to its business, results of operations, financial condition and prospects due to year 2000 computer system problems.

  Infoseek is relying on assurances from vendors that they and their products are prepared for the year 2000. Infoseek cannot assure you the assurances it receives from vendors are reliable, since Infoseek has not independently investigated its vendor's assertions about their products. In addition, Infoseek has also not investigated year 2000 compliance by third parties who are not vendors of Infoseek. Infoseek has no control over these third parties' compliance. For example, if a link on GO Network or the Infoseek Search service points to a website which is not year 2000 compliant, that link may not be available to users and therefore the Infoseek services will offer fewer features. If many linked sites do not work, the value of user traffic and advertising on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, Infoseek does not have a contingency plan to address this risk and could suffer serious harm or be required to expend resources to resolve those problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

In Order to Accommodate Future Growth, Infoseek Must Make Improvements to Its Operations

  Infoseek may not be able to manage its rapid growth effectively. In order to take advantage of market opportunities, Infoseek may be required to expand. Infoseek's growth has placed, and could continue to place, a significant strain on Infoseek's limited personnel and other resources. Competition for engineering, sales and marketing personnel is intense. Infoseek cannot assure you that it will be successful in attracting and retaining such personnel.

  In order to succeed, Infoseek must continue to:

  . Invest in and improve operational, financial and management information systems which affect planning, advertising sales, management, finance and accounting.

  . Enhance its advertising inventory management analysis system discussed further under "--If Infoseek's Advertising Management Systems Fail, Infoseek Could Lose Advertising Sales Opportunities."

  .  Hire, train, motivate and manage its employees.

  . Maintain relationships with various partners, advertising customers, advertising agencies, Internet sites and services, Internet service providers and other third parties.

  . Retain control by management over the operations and strategic direction of Infoseek in a rapidly changing environment and locate new business activities.

  . Develop expanded electronic commerce capabilities, including an infrastructure for security, order processing and financial reporting.

  If Infoseek fails to do any of these or experiences problems, delays or unanticipated additional costs in addressing these concerns, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

Failures or Lack of Capacity in Infoseek's Computer Systems Could Result in Loss of Users

  If Infoseek's systems, the majority of which are located in Sunnyvale, California, and Bellevue and Seattle, Washington, fail or function poorly for any reason, these interruptions would result in less traffic to the Infoseek services. If the interruptions continue, they could reduce the number of users of and advertisers on Infoseek's products and services. A reduction in the number of users of and advertisers on Infoseek's products and services could seriously harm Infoseek's business, results of operations, financial condition and prospects.

  Infoseek relies on computer, network and telecommunications systems to provide its products and services. Such systems:

  .  May fail to operate correctly

  .  May be strained by too many users or demands

  . May be damaged by earthquakes, fires, floods, wind storms, power loss, lightning, electrical and telecommunication failures or similar events

  . May be damaged through physical or electronic break-ins or computer viruses

  Infoseek does not maintain a comprehensive disaster recovery plan and does not have redundant systems for each of its services. Although Infoseek has insurance for fires, floods, earthquakes (and, for the systems in Washington, wind storms) and general business interruptions, the amount of coverage may not be adequate to cover all losses which could occur. If losses occur from failures of Infoseek systems and insurance does not fully cover such losses, they could seriously harm Infoseek's business, results of operations, financial condition and prospects.

  Infoseek also depends on Web browser makers and Internet and online service providers. Infoseek's users have experienced and may in the future experience difficulties due to incompatibilities or other problems.

Infoseek cannot control these Web browser makers and online services providers and cannot predict when these incompatibilities or problems will occur. Infoseek also depends on computer hardware suppliers to promptly deliver, install and service its servers and other equipment and services used to provide Infoseek's products and services. If Infoseek's access to the Internet or computer systems fail, it could result in serious harm to Infoseek's business, results of operations, financial condition and prospects.

If Infoseek's Advertising Management Systems Fail, Infoseek Could Lose Advertising Sales Opportunities

  In order to generate revenues, Infoseek must manage the advertising on its large, high traffic websites. Infoseek relies on internal advertising inventory management and analysis systems to provide internal reporting and customer feedback on advertising. If Infoseek has serious difficulties in utilizing these systems, Infoseek will need to devote more resources to enhance these systems.

  If Infoseek fails to properly display advertising because of problems with its advertising management systems or other technical problems, Infoseek would be required to deliver additional advertising displays which otherwise could have been sold to other advertisers. Significant amounts of these "make good" obligations could result in serious harm to Infoseek's business, results of operations, financial condition and prospects.

If Infoseek Is Not Successful in Expanding Internationally, Its Business May Suffer

  As part of its business strategy, Infoseek has begun to expand its products and services into international markets and is exploring further opportunities to expand internationally. If Infoseek fails to be successful in international markets, Infoseek's business could suffer.

  Infoseek may not be successful in creating localized versions of its products and services or marketing or distributing its products abroad. Even if Infoseek is successful, its international revenues may not be adequate to offset the expense of establishing and maintaining international operations. Further, in addition to the uncertainty of Infoseek's ability to establish an international presence, there are difficulties and risks inherent in doing business internationally, such as:

  . compliance with regulatory requirements and changes in these requirements

  .  export restrictions

  .  export controls relating to technology

  .  tariffs and other trade barriers

  .  difficulty in protection of intellectual property rights

  .  difficulties in staffing and managing international operations

  .  longer payment cycles

  .  problems in collecting accounts receivable

  .  political instability

  .  fluctuations in currency exchange rates

  .  potentially adverse tax consequences

  .  increased competition

  Any one or more of these factors could prevent Infoseek from being successful in international markets.

Infoseek May Not Be Able to Attract or Retain The Key Personnel It Needs to Succeed

  If Infoseek is unable to attract and retain key and other skilled employees, its business, results of operations, financial condition and prospects would be seriously harmed. Infoseek's ability to generate revenues and profits depends upon its senior management team. Infoseek depends upon its Chairman of the Board, Steven Kirsch, who is very involved in Infoseek's research and development efforts, Harry Motro, its President and Chief Executive Officer, Les Wright, its Senior Vice President, Chief Administrative Officer and Chief Financial Officer, and Patrick Naughton, its Executive Vice President of Products. Infoseek also depends on many other employees, such as employees with writing, editing, sales, management, marketing or technical ability. Employees with these skills are difficult to find, and competition for these employees is intense. Most of Infoseek's key employees do not have employment contracts. Infoseek may also require even more skilled employees because of the launch of GO Network and acquisition of Starwave.

If Infoseek Is Unable to Protect Its Intellectual Property, Its Business Could Suffer

  Infoseek's success depends heavily upon its exclusive technology, brand names and Internet locations ("domain names"). Infoseek cannot assure you that it can adequately protect this intellectual property. If Infoseek fails to protect its intellectual property, its business could suffer.

  To protect its rights to its software, systems, documentation and product features, Infoseek currently relies on a combination of:

  .  patent, copyright and trademark and service mark laws,

  .  trade secret laws,

  .  confidentiality procedures, and

  .  contractual provisions.

  These methods of protection may not be adequate to protect against others using Infoseek's technology, brand names and content. Accordingly, Infoseek cannot assure you that it will be able to maintain the goodwill associated with its products and services or competitive features.

  Despite Infoseek's efforts to patent and trademark its intellectual property and keep information confidential, Infoseek may not be able to protect its intellectual property. Infoseek may not be able to protect its technology because:

  . Pending and new patent applications and trademark registrations may not be approved.

  . Even if issued, new patents and trademark registration may be challenged, invalidated or designed around.

  .  Infoseek's new products or technologies may not be patentable.

  . Time-consuming and costly litigation may be necessary to protect Infoseek's proprietary technologies.

  . Policing unauthorized use of Infoseek's intellectual property is difficult and expensive.

  . The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.

  . Infoseek's competitors may independently develop similar technology or design around Infoseek intellectual property.

  . The application of copyright and trademark laws to the Internet and other digital media is very uncertain.

  See "Business--Intellectual Property."

Third Parties May Prevent Infoseek From Developing Its Intellectual Property

  Infoseek may not be able to use its intellectual property or further develop its business because of third parties. Infoseek cannot assure you that third parties will not in the future claim infringement by Infoseek with respect to Infoseek's current or future products. These claims of infringement, whether successful or not, could seriously harm Infoseek's business, results of operations or prospects.

  Third parties:

  . may bring claims of patent, copyright or trademark infringement against Infoseek,

  . may obtain patents or other intellectual property rights which may limit Infoseek's ability to do business or require Infoseek to license or cross-license technology, or

  .  may bring costly, time consuming lawsuits.

  Infoseek is aware of a number of issued patents which cover interactive programming, Internet programming and techniques, and electronic commerce. For example, Infoseek is aware of a U.S. patent recently issued to Carnegie Mellon and licensed to Lycos related to Web spider technology. While Infoseek currently believes, based on a preliminary review of such issued patent and consultation with its patent counsel, that its products and services do not infringe the Carnegie Mellon patent, Infoseek cannot assure you it would prevail if Lycos or Carnegie Mellon claimed Infoseek infringed such patent. Infoseek expects patent infringement regarding Internet technologies to increase as the number of products and competitors in this market grows and as new patents are issued. Infoseek expects that patents, particularly in the areas of real-time or "streaming" audio and video, online commerce and "digital cash," and other technologies may issue in the future. Some of these technologies may be considered to be critical to long-term success in the Internet marketplace.

  Infoseek has also from time to time received informal notices from copyright and trademark holders regarding use of music, images and websites in its services. Disney, who licenses the GO Network name to Infoseek has received informal notices from certain parties regarding the use of the GO Network name. Infoseek is also aware of other companies and/or services that employ "Go" as a part of their names. Infoseek cannot assure you that Infoseek's use of GO Network will be free from challenge or liability and Infoseek cannot assure you it will always be able to operate GO Network under such name. Disney does not indemnify Infoseek against claims of infringement by third parties for use of GO Network. See "Business--Intellectual Property."

Changes In Laws Governing The Internet Could Decrease the Demand for Infoseek's Services

  If new laws or regulations are adopted or if courts apply or expand existing laws in Internet cases, Internet use may decrease. This could in turn decrease the demand for Infoseek's products and services or increase Infoseek's cost of doing business. These effects or other effects of new laws and regulations could seriously harm Infoseek's business, results of operations, financial condition and prospects.

  No government entity currently directly regulates Infoseek. Infoseek is, however, subject to those general laws and regulations that apply to all businesses. At present, there are few laws or regulations that apply to access to or commerce on the Internet. However, proposals for regulation are presented to federal, state, and foreign governments frequently. Laws or regulations may be passed regarding the Internet on such issues as:

  .  user privacy (including sending of unsolicited e-mail, or "spamming"),

  .  consumer protection for products and services,

  .  media regulation, such as libel and obscenity,

  .  intellectual property, and

  .  liability of Internet service providers.

  In addition, courts are still determining how existing laws regarding property, copyrights, trade secrets, libel and defamation, and privacy apply to the Internet.

  Infoseek may also face claims because materials may be downloaded through its online or Internet services and then distributed to others. Some of Infoseek's products and services, such as chat rooms, messaging, and hosted Web pages, contain content provided by users. Infoseek has little control over these users' content. Claims might be made against Infoseek under a variety of media and intellectual property laws for the nature, content, publication and distribution of its materials or its users' materials. For example, Infoseek might be subject to claims of copyright or trademark infringement, obscenity, or libel brought against it for content that appears on its site. These types of claims have been brought against online service providers in the past, some of which have been successful.

  Infoseek provides a variety of third-party information through its services. For example, Infoseek's service provides news, stock quotes, analyst estimates or other stock trading information. If this information contains errors, Infoseek could be sued for losses suffered by users who relied on the information. Infoseek expects to offer Web-based e-mail services in the near future. E-mail may further expose Infoseek to potential risks. For example, Infoseek may be subject to claims or liabilities from spamming, lost or incorrectly delivered messages, use of e-mail for illegal purposes or fraud, harassment or interruptions or delays in e-mail service.

  Although Infoseek carries general liability insurance, such insurance may not cover all claims or may not be sufficient to reimburse Infoseek for all liabilities that may occur.

ITEM 2. PROPERTIES

  Infoseek's principal administrative, sales, marketing, and research and development facility is located in Sunnyvale, California. Infoseek currently leases approximately 160,000 square feet (a section of which is currently subleased to another tenant) in Sunnyvale pursuant to several lease agreements which expire at various times through 2006. Infoseek also leases approximately 64,000 square feet in Bellevue, Washington for the headquarters and principal operations of Starwave and 6,000 square feet in Seattle, Washington for additional Starwave operations. Infoseek also leases approximately 12,000 square feet in San Francisco, California and approximately 7,500 square feet in New York, New York. The Company also maintains several other offices throughout the country, and the ABCNews Joint Venture and ESPN Joint Venture maintain space in New York, New York and Bristol, Connecticut pursuant to arrangements with ABC and ESPN. Infoseek is also in negotiations regarding additional space in Seattle, Bellevue and New York.

  Infoseek believes that its existing facilities are adequate for its current needs and that additional space will be available as needed. There can be no assurance, however, that additional space will be available on good terms or at all. A system failure at Infoseek's or Starwave's facilities may have an adverse impact on Infoseek. See "Risk Factors--Failure or Lack of Capacity in Infoseek's Computer Systems Could Result in Loss of Users" and "--If Infoseek's Advertising Management Systems Fail, Infoseek Could Lose Advertising Sales Opportunities."

ITEM 3. LEGAL PROCEEDINGS

  As of the date hereof, there is no material litigation pending against Infoseek. From time to time, Infoseek may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, Infoseek believes that the final outcome of such matters will not have a material adverse effect on Infoseek's business, results of operations, financial condition or prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  To date, Infoseek has not declared or paid dividends on its common stock. The Board of Directors of Infoseek presently intends to retain all earnings for use in Infoseek's business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, Infoseek's equipment term loan facility restricts the payment of dividends when borrowings are outstanding.

  Infoseek's common stock has been traded on the Nasdaq National Market under the symbol "SEEK" since June 11, 1996. The following table sets forth, for the periods indicated, the high and low closing prices for Infoseek common stock as reported by the Nasdaq National Market for the two most recent fiscal years:

                                                                 High     Low
                                                                ------- -------
   1997 Fiscal Year
   First Quarter............................................... $   11  $ 6 1/4
   Second Quarter..............................................   8 1/2   4 3/8
   Third Quarter............................................... 9 11/16 4 11/16
   Fourth Quarter..............................................  14 1/2   7 1/8
   1998 Fiscal Year
   First Quarter............................................... $22 7/8 $8 7/16
   Second Quarter..............................................     45  18 1/16
   Third Quarter (ending October 3, 1998)......................  39 5/8  14 7/8

  On February 5, 1999, the last reported sale price for the common stock on the Nasdaq National Market was $69 5/8 per share. As of February 5, 1999, Infoseek estimates that there were approximately 758 holders of record of Infoseek common stock and a substantially greater number of beneficial holders.

ITEM 6. SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

Explanatory Note

  On January 28, 1999, Infoseek changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. As a result, pursuant to the rules of the Securities and Exchange Commission, this Transition Report on Form 10-K presents financial information for the nine month period ending October 3, 1998. The results of operations and cash flows of the Company for the nine months ended October 3, 1998 contained 276 days and compare to 273 for the unaudited results of operations and cash flows for the nine months ended September 30, 1997.

  Because prior to November 18, 1998 Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for purposes of conducting the transactions described above, Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities in the nine month fiscal period ended October 3, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave. Accordingly, although the transaction with Disney did not occur until November 18, 1998, for purposes of comparison this Transition Report on Form 10-K presents, separately, historical information as of and for the nine month fiscal period and prior periods for Infoseek California and for the twelve months ended October 4, 1998 and prior periods for Starwave. The acquisition of Starwave has been accounted for under the purchase method of accounting and the financial positions, results of operations and cash flows of Infoseek and Starwave will be presented on a combined basis beginning November 18, 1998, the date that the purchase was consummated. As a result, information presented herein may not be directly comparable to combined results in subsequent quarters.

Selected Consolidated Financial Information

  The following tables present selected consolidated financial information for Infoseek and Starwave. This information has been derived from their respective consolidated financial statements and notes, certain of which are included elsewhere herein.

  The financial information of Infoseek including the consolidated statement of operations data set forth below with respect to the nine months ended October 3, 1998 and the years ended December 31, 1997 and 1996, and the balance sheet data at October 3, 1998 and December 31, 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements of Infoseek included elsewhere herein. The consolidated statement of operations data with respect to the nine months ended September 30, 1997 are derived from the unaudited consolidated financial statements of Infoseek included elsewhere herein. The consolidated statement of operations data with respect to the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from, and are qualified by reference to, the audited consolidated financial statements of Infoseek, which are not included herein. In the opinion of Infoseek's management, unaudited consolidated financial information included herein reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of such unaudited consolidated financial information.

  The financial information of Starwave including the statement of operations data set forth below with respect to the year ended October 4, 1998, the nine months ended September 28, 1997 and the year ended December 31, 1996 and the balance sheet data at October 4, 1998, September 28, 1997 and December 31, 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements of Starwave included elsewhere herein. The statement of operations data with respect to the year ended December 31, 1995, and the balance sheet data at December 31, 1995, are derived from, and are qualified by reference to, the audited consolidated financial statements of Starwave, which are not included herein. The statement of operations data and balance sheet data for the year ended and as of December 31, 1994 are derived from the unaudited consolidated financial statements of Starwave which are not included herein.

  The selected historical financial information for Starwave, as of and for the year ended December 31, 1994 has been derived from unaudited interim consolidated financial statements, and in the opinion of management reflects all adjustments, which are of a normal recurring nature, necessary for the fair presentation of such unaudited interim consolidated financial information.

             Infoseek Selected Consolidated Financial Information

                     (In thousands, except per share data)

                             Nine Months Ended
                          ------------------------
                                                       Years Ended December 31,
                          October 3, September 30, ------------------------------------
                             1998        1997        1997      1996     1995     1994
                          ---------- ------------- --------  --------  -------  -------
                                      (Unaudited)
Consolidated Statements
 of Operations Data(3):
Total revenues..........   $50,715     $ 22,407    $ 35,082  $ 15,095  $ 1,032      --
Costs and expenses:
 Hosting, content and
  website costs.........     7,956        4,397       6,319     3,194      614      --
 Research and
  development...........     7,432        5,879       7,900     4,550    1,175  $ 1,063
 Sales and marketing....    35,144       22,520      34,320    20,455    1,488       97
 General and
  administrative........     7,876        5,242       7,042     4,177    1,148      360
 Restructuring and other
  charges(1)............       --         7,349       7,349       --       --       --
                           -------     --------    --------  --------  -------  -------
 Total costs and
  expenses..............    58,408       45,387      62,930    32,376    4,425    1,520
                           -------     --------    --------  --------  -------  -------
Operating loss..........    (7,693)     (22,980)    (27,848)  (17,281)  (3,393)  (1,520)
Interest income, net....     1,999        1,066       1,286     1,343       97       10
                           -------     --------    --------  --------  -------  -------
Net loss................   $(5,694)    $(21,914)   $(26,562) $(15,938) $(3,296) $(1,510)
                           =======     ========    ========  ========  =======  =======
Basic and diluted net
 loss per share (pro
 forma in 1995)(2)......   $ (0.19)    $  (0.83)   $  (1.00) $  (0.72) $ (0.21)
                           =======     ========    ========  ========  =======
Shares used in computing
 basic and diluted net
 loss per share.........    30,512       26,270      26,627    22,120   15,535

                                                          December 31,
                                        October 3, ---------------------------
                                           1998     1997    1996    1995  1994
                                        ---------- ------- ------- ------ ----
Consolidated Balance sheet Data(3):
Cash, cash equivalents and short-term
 investments...........................  $51,868   $31,439 $46,653 $1,626 $568
Working capital........................   48,188    19,018  41,997     93  458
Total assets...........................  101,656    51,489  58,332  5,123  859
Long-term obligations..................    2,981     4,493   1,892    838  210
Total shareholders' equity.............   66,717    27,006  48,985  2,142  520

--------
(1) During the second quarter of 1997, Infoseek recorded restructuring and other charges of approximately $7.4 million related to the discontinuance of certain business arrangements that were determined to be non-strategic and to management changes.
(2) The loss per share amounts prior to 1997 and for the nine months ended September 30, 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share and Staff Accounting Bulletin No. 98, Earnings per Share.
(3) Infoseek's consolidated financial statements for 1997 have been restated to reflect the acquisition of WebChat Communications, Inc. ("WebChat"), which has been accounted for as a pooling-of-interests. Prior to 1997, amounts for WebChat were not significant compared to those of Infoseek and, accordingly, Infoseek's consolidated financial statements were not restated. In addition, Infoseek's consolidated financial statements do not reflect any Starwave-related activity as the acquisition of Starwave occurred on November 18, 1998.

             Starwave Selected Consolidated Financial Information

                     (In thousands, except per share data)

                          Fiscal Year  Nine Months       Fiscal Years Ended
                             Ended        Ended             December 31,
                          October 4,  September 28, -------------------------------
                             1998         1997        1996      1995       1994
                          ----------- ------------- --------  --------  -----------
                                                                        (Unaudited)
Statements of Operations
 Data(1):
Revenues................   $  5,266     $  4,892    $  8,302  $  1,111   $    --
Cost of online
 services...............      3,143        7,185      18,170     6,577        --
Total operating
 expenses...............      7,234       12,906      34,645    17,525      7,469
Loss from joint
 ventures...............    (14,159)      (8,209)        --        --         --
Net other income
 (expense)..............        701       (1,350)     (5,333)   (3,015)    (6,079)
Loss from continuing
 operations.............    (15,426)     (17,573)    (31,676)  (19,429)    (8,848)
Loss from discontinued
 operations.............        --           --       (4,289)   (7,474)    (4,700)
Net loss................    (15,426)     (17,573)    (35,965)  (26,903)   (13,548)
Basic and diluted net
 loss per share from
 continuing operations..      (0.16)       (0.25)      (0.99)    (0.68)     (0.50)
Basic and diluted net
 loss per share from
 discontinued
 operations.............        --           --        (0.14)    (0.27)     (0.27)
Basic and diluted net
 loss per share.........      (0.16)       (0.25)      (1.13)    (0.95)     (0.77)
Shares used in computing
 basic and diluted net
 loss per share.........     96,475       71,691      31,958    28,412     17,502
Balance Sheet Data (at
 end of period):
Total assets............   $ 15,812     $ 29,461    $  9,713  $  6,354   $  5,955
Loans from shareholder..        --           --       84,888    51,025     22,950
Total shareholders'
 equity (deficit).......      8,885       23,614     (82,456)  (46,653)   (19,751)

--------
(1) In April 1997 Starwave entered into the ESPN Joint Venture and the ABCNews Joint Venture. Subsequently, Starwave continued its business of website hosting, software development and research activities while revenue and expenses associated with sites operated under contract with ESPN, ABC and others were assumed by these Joint Ventures. As a result, periods prior to and following April 1997 are not comparable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 18 of this Transition Report on Form 10-K, including, without limitation, those entitled "--Accounting Charges From Acquisitions Will Delay and Reduce Profitability," "--In Order to Continue to Grow, Infoseek Will Need More Financing," "--Infoseek's Financial Results Will Vary," "--If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result in User Traffic, or If Sites That Provide Traffic to Infoseek are Not Successful, Infoseek's Advertising Revenue Will Decrease," "--Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "--If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Losses Under These Agreements," and "--If Infoseek Advertising and Related Sponsorship of Infoseek Services Are Not Accepted, Infoseek's Revenues Will Be Adversely Affected." The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

Explanatory Note

  On January 28, 1999, Infoseek changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. As a result, pursuant to the rules of the Securities and Exchange Commission, this Transition Report on Form 10-K presents financial information for the nine month period ending October 3, 1998. The results of operations and cash flows of the Company for the nine months ended October 3, 1998 contained 276 days and compare to 273 days for the unaudited results of operations and cash flows for the nine months ended September 30, 1997.

  Because prior to November 18, 1998 Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for purposes of conducting the transactions described above, Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities in the nine month fiscal period ended October 3, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave. Accordingly, although the transaction with Disney did not occur until November 18, 1998, for purposes of comparison this Transition Report on Form 10-K presents, separately, historical information as of and for the nine month fiscal period and prior periods for Infoseek California and for the twelve months ended October 4, 1998 and prior periods for Starwave. The acquisition of Starwave has been accounted for under the purchase method of accounting and the financial positions, results of operations and cash flows of Infoseek and Starwave will be presented on a combined basis beginning November 18, 1998, the date that the purchase was consummated. As a result, information presented herein may not be directly comparable to combined results in subsequent quarters.

Infoseek Overview

  Infoseek was formed in August 1993 to develop and provide Internet and World Wide Web search and navigational services. From inception to March 31, 1995, Infoseek's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, research and development, and the negotiation and execution of an agreement to license an information retrieval search engine.

  Infoseek introduced its first products and services in 1995. Through September 1997, Infoseek's strategic focus was on developing its capabilities as an Internet search and navigation service. In response to rapid growth and a change in the Internet search and navigation market, Infoseek's Board of Directors, in June 1997, hired a new Chief Executive Officer, Harry Motro, to evolve the strategic vision of Infoseek while continuing to leverage

Infoseek's core strength in search and navigation. Mr. Motro and founder Steven Kirsch recruited a number of new members to the executive management team to execute Infoseek's strategy of building Infoseek brand awareness; creating a richer viewer experience; maximizing value for Infoseek's advertisers; providing intranet search products; and enhancing Infoseek's search and navigation service. In June 1997, Infoseek took a restructuring charge of approximately $7.4 million related to the discontinuance of certain non-strategic business arrangements and management changes.

  Beginning in early 1997, Infoseek began to license its Ultraseek Server product to corporate customers for use on their intranet and public web site search applications. Such licensing revenues represented approximately 11% of total revenues for the nine month period ended October 3, 1998. For the nine month period ended September 30, 1997, licensing revenues represented approximately 6% of total revenues. Gross margins from licensing Ultraseek and advertising revenues are not materially different; thus a change in the level of this licensing business (either an increase or decrease in relative percentage of revenue) is not expected to have a material effect on Infoseek's gross margin or profit margin in the future.

  In October 1997, Infoseek launched an enhanced version of the Infoseek Service, with easy to navigate "channels" (now called "centers" and numbering
18) that integrate search results with relevant information, services, products and communities on the Internet. The Infoseek Service provides Infoseek with a platform for creating content and marketing partnerships that enrich the user's experience while enabling advertisers, sponsors and partners to more effectively target users.

  Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, Infoseek began to sell channel sponsorships to advertisers, sponsors and partners. Through the first nine months of 1998, Infoseek entered into various sponsor and partnership agreements covering 12 of Infoseek's 18 channels. The duration of Infoseek's sponsorship and partnership agreements range from two months to three years and revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues.

  Infoseek's revenues for the first nine months of 1998 were approximately $50.7 million, representing a 126% increase as compared to revenues for the first nine months of 1997 of approximately $22.4 million. Average daily page views increased to 21.4 million in September 1998 from 20.3 million average daily page views in June 1998. For the nine months ended October 3, 1998, advertising and related sponsorship revenues accounted for approximately 89% of total revenues compared with 94% for the same period of 1997. Most of Infoseek's contracts with advertising customers have terms of three months or less, with options to cancel at any time.

  Infoseek's significant growth and limited operating history in a rapidly evolving industry make it difficult to manage operations and predict future operating results. Infoseek has incurred significant net losses since inception and expects to incur substantial additional losses. As of October 3, 1998, Infoseek had an accumulated deficit of approximately $53.7 million. Infoseek and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. In addition, because the acquisitions of Starwave and Quando are large and complex, Infoseek may be required to reorganize its operations in order to operate more effectively. For example, in January 1999, Infoseek reorganized all of its product and engineering related efforts into a single department to become more functional and efficient. Due to the complexity and scale of Infoseek's recent acquisitions, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Although Infoseek has recently begun a new multi-year planning cycle, future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions. Although Infoseek has experienced significant revenue growth in 1997 and 1998, there can be no assurance that this growth rate will be sustained, that revenues will continue to grow or that Infoseek will achieve profitability. Actual results may vary as a result of a number of factors, including those set forth above and including "Risk Factors--If GO Network is Not Successful, Infoseek's Business Would Be Seriously Harmed," "--If Infoseek Encounters Difficulties in Integrating

Starwave and Quando, Infoseek Will Not Experience All of the Expected Benefits of these Acquisitions," and "--Infoseek's Financial Results Will Vary." In 1997 and 1998, Infoseek significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operations, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned in the future. To the extent that any such expenses are not timely followed by increased revenues, Infoseek's business, results of operations, financial condition and prospects would be materially adversely affected.

  As a result of Infoseek's limited operating history as well as the recent emergence and rapid pace of change and development of both the Internet and intranet markets addressed by Infoseek, Infoseek has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. Infoseek expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the Starwave Acquisition (as described below); development of GO Network; the continued rate of growth; usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for Infoseek's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors; Infoseek's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; Infoseek's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Borders Online, Inc., AT&T, N2K, Microsoft, Netscape and others; pricing changes by Infoseek or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of Infoseek's revenues have been generated from the sale of advertising and sponsorships, and Infoseek expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, many of Infoseek's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on Infoseek's services, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. In addition, Infoseek has relied on the purchase of traffic from Netscape, Microsoft and others as a significant portion of Infoseek's total traffic. Infoseek originally entered into an agreement with Netscape in June 1998. Under the June agreement, Infoseek purchased 15% of Netscape's available search traffic, which traffic had decreased from 30% in the prior year. In November 1998, Infoseek and Netscape renegotiated the terms of the June agreement to provide for the purchase of 5% of Netscape's available search traffic from January 11, 1999 and through the duration of the agreement which terminates May 31, 1999. Traffic on the Infoseek Service increased 17% in September 1998 compared to June 1998 and saw reduced dependence on traffic purchased from Netscape. September traffic from lower-revenue generating pages, in particular chat pages, were down 10% from the month of June 1998. In addition, page views sourced from Netscape declined from 13% of total page views in June 1998 to 12% of total page views in September 1998. While Infoseek believes that it now has a better balance in the sources of its traffic, as Netscape comprised only 12% of total traffic and Microsoft provided 9% of total traffic in the month of September 1998, if total traffic declines or does not continue growing, Infoseek's business, results of operations and financial condition and prospects could be materially adversely affected.

  Infoseek's expense levels are based, in part, on its expectations as to future revenues and, to a significant extent, are relatively fixed, at least in the short term. Infoseek may not be able to adjust spending in a timely manner to compensate for any future revenue shortfall. Accordingly, any significant shortfall in relation to Infoseek's expectations would have an immediate material adverse impact on Infoseek's business, results of operations, financial condition and prospects.

  In addition, Infoseek may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on Infoseek's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, Infoseek has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as Infoseek's relationship with Borders Online, Inc. Infoseek's revenues have in the past been, and may in the future continue to be, partially dependent on its relationships with its strategic partners. Such strategic relationships have and may continue to include substantial one-time or up front payments from Infoseek's partners. Accordingly, Infoseek believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of Infoseek's future performance. Due to the foregoing factors, it is likely that in future periods, Infoseek's operating results may be below the expectations of public market analysts and investors. In such event, the price of Infoseek's common stock would likely be materially adversely affected. See "Risk Factors--Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "--Infoseek's Stock Price Will Fluctuate," "--Infoseek's Financial Results Will Vary," "--If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result In User Traffic, or If Sites That Provide Traffic to Infoseek Are Not Successful, Infoseek's Advertising Revenue Will Decrease," "--Infoseek's Future Success Depends on the Continuation and Integration of Joint Venture Relationships and on Entering Into New Third Party Relationships" and "--If the Internet and Electronic Commerce Do Not Continue to Grow, Infoseek's Business Will Suffer."

  WebChat Acquisition. On April 17, 1998, Infoseek acquired WebChat Communications, Inc. ("WebChat") in a tax-free reorganization in which a wholly-owned subsidiary of Infoseek was merged directly into WebChat. Infoseek exchanged approximately 316,000 shares of Infoseek common stock and reserved approximately 11,000 shares of Infoseek common stock for WebChat options assumed by Infoseek. Merger related costs, which were not significant, were expensed in the second quarter of 1998. The WebChat merger was accounted for under the pooling-of-interests method.

  Disney Transaction. In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition of Starwave, of which Disney was the principal shareholder, by Infoseek through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Starwave Merger Agreement"). The transactions contemplated by the Starwave Merger Agreement were completed on November 18, 1998. In accordance with the Starwave Merger Agreement, Infoseek issued 25,932,681 shares of Infoseek common stock for all outstanding Starwave shares. Infoseek also reserved 2,205,316 shares of Infoseek common stock for Starwave stock options assumed by Infoseek. The fair value of Infoseek's shares and options issued was approximately $897.8 million. In connection with the Disney Transaction, Infoseek incurred direct costs of approximately $2.8 million as of October 3, 1998 and estimates that it will incur total direct costs of approximately $22.0 million, which were accounted for as part of the purchase price of the transactions. The $22.0 million in merger costs includes approximately $8.6 million for liabilities related to involuntary employee termination benefits and relocations of Starwave employees and costs to exit other Starwave activities, primarily operating leases of Starwave. Infoseek expects to incur additional integration costs of up to $7.0 million, of which $1.4 million were included in the results for the quarter ended October 3, 1998. The remaining integration costs of up to $5.6 million will affect future operations and do not qualify as liabilities in connection with a purchase business combination. The total purchase price of Starwave was therefore approximately $919.8 million. The Starwave Acquisition is being accounted for as a purchase transaction. In addition, Disney purchased an additional 2,642,000 unregistered shares of Infoseek common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek common stock in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrant is intended to enable Disney to achieve a majority stake in Infoseek over time. There can be no assurance that Infoseek will not incur additional material charges in subsequent quarters to reflect additional costs associated with this transaction, the acquisition of Quando or other transactions. See "Risk Factors--Accounting Charges From Acquisitions Will Delay and Reduce Profitability," and "--If Infoseek's Future Acquisitions and Strategic Transactions Are Not Successful, Infoseek's Business May Suffer."

  Disney also has certain contractual rights to maintain its initial percentage stock and warrant ownership through direct purchases from Infoseek in the event of dilutive issuances, including issuances pursuant to financings, acquisitions and employee benefit plans. Infoseek may be required to sell to Disney certain shares of common stock and issue warrants at prices below fair market value at the time of purchase which may result in future material charges adversely affecting Infoseek's results of operations.

  Infoseek and Disney have established a strategic relationship concerning the development, launch and promotion of GO Network that will combine certain content, promotion, brands and technologies of Infoseek, Starwave, Disney and the Joint Ventures. In connection with GO Network, a subsidiary of Disney has agreed to provide, and Infoseek has agreed to purchase, $165.0 million in promotional support and activities over five years. See "Business--Promotion" and "--Relationship with Disney."

  Because the acquisition of Starwave is being accounted for under the purchase method of accounting, the purchase price is being allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge of approximately $72.6 million will be recorded in the quarter ending January 2, 1999. In addition, intangible assets related to developed technology and assembled workforce of approximately $45.2 million will be amortized over two years. Intangible assets related to goodwill and the Joint Ventures of approximately $658.5 million and $178.5 million, respectively, will be amortized over ten years. Infoseek will begin the amortization of each of these intangible assets in the quarter ended January 2, 1999. In addition, Infoseek expects to incur increased operating expenditures associated with the expanded operations resulting from the transaction, as well as the development, launch and promotion of GO Network. In this regard, Infoseek has agreed to use commercially reasonable efforts to meet certain spending requirements for GO Network pursuant to the terms of a license agreement between Infoseek and Disney related to GO Network (the "License Agreement"). Subject to adjustment by unanimous vote of the two member advisory committee established pursuant to a product management agreement between Infoseek and Disney (the "Product Management Agreement"), these spending requirements for GO Network for the first three years are $40.5 million, $58.3 million and $64.8 million, respectively. In addition, pursuant to a promotional services agreement (the "Promotional Services Agreement"), Infoseek has agreed to purchase $165.0 million in promotional services over a five-year period for GO Network. The amounts spent on the purchase of promotional services under the Promotional Services Agreement apply towards the spending requirements under the License Agreement. As a result, Infoseek's profitability is expected to be delayed beyond the time when Infoseek, prior to consummating the Disney Transaction, may have otherwise achieved profitability. In addition, the size and complexity of the Disney Transaction, the launch of GO Network and the rapid pace of change and development in the Internet market make it difficult to predict future results. See "Risk Factors--Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future."

  In connection with the acquisition of Starwave, Infoseek acquired Starwave's interests in the ABCNews Joint Venture and ESPN Joint Venture with affiliates of Disney and ESPN, respectively. Under each of the joint venture agreements, required funding and profits/losses under the Joint Ventures are split 60/40 between the Starwave and Disney entities in loss years and 50/50 in years in years in which the respective Joint Ventures each net income.

  Infoseek (through Starwave) has also agreed to act as a representative of the Joint Ventures for the sale of advertising and related services for the Joint Ventures.

  Under representation agreements by and among Infoseek, Starwave and each of the Joint Ventures, each entered into in conjunction with the acquisition of Starwave, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of the publicly traded Internet companies included in activities comparable to those of the Joint Ventures. If a mutually agreeable rate cannot be determined, then the rate will be based on the Joint Ventures' 12 month trailing average.

  Starwave recognizes revenue on the sale of advertising and other related items of the Joint Ventures due to its obligations under the representation agreements. Starwave bears the risk of loss if it fails to bill and collect amounts sufficient to cover its contractual guaranteed minimum payments. Under the representation agreements,

Starwave pays the Joint Ventures for the right to render services the greater of (i) the guaranteed minimum payment or (ii) actual revenues billed to third parties for services, in each case less only Starwave's actual and reasonably allocated costs of providing the services and a profit margin of 5% of such costs. The obligations of Starwave to pay these representation rights fees are unconditional. Starwave is required to pay the Joint Ventures regardless of whether Starwave is able to collect the related outstanding receivables.

  Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest.

  Quando Acquisition. On July 24, 1998, the Company entered into an agreement to acquire Quando for shares of Infoseek's common stock. On January 15, 1999 Infoseek completed its acquisition of Quando in a tax-free reorganization in which a wholly-owned subsidiary of Infoseek was merged directly into Quando. Infoseek issued 396,591 shares of Infoseek common stock and reserved approximately 26,000 shares of Infoseek common stock for Quando options assumed by Infoseek. The acquisition of Quando will be accounted for using the purchase method of accounting. Infoseek will incur an in-process research and development charge of approximately $4.3 million in the quarter ending April 3, 1999 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce are approximately $17.7 million and will be amortized over two years.

  Quando Acquisition. On July 24, 1998, the Company entered into an agreement to acquire Quando for shares of Infoseek common stock. On January 15, 1999 Infoseek completed its acquisition of Quando in a tax-free reorganization in which a wholly-owned subsidiary of Infoseek was merged directly into Quando. Infoseek issued approximately 396,591 shares of Infoseek common stock and reserved approximately 26,000 shares of Infoseek common stock for Quando options assumed by Infoseek. The acquisition of Quando will be accounted for using the purchase method of accounting. Infoseek will incur an in-process research and development charge of approximately $4.3 million in the quarter ending April 3, 1999 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce are approximately $17.7 million and will be amortized over two years from the date of acquisition. In connection with the acquisition of Quando, Infoseek incurred direct costs of approximately $1.5 million which will be accounted for as part of the purchase price of the transaction. In addition, Infoseek expects to incur additional integration costs of up to $0.5 million in the quarter ending April 3, 1999.

  WebTV Transaction. On August 28, 1998 Infoseek entered into an agreement with WebTV pursuant to which Infoseek will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling $26.0 million over a two year period, with $0.5 million paid upon the signing of the agreement, $14.5 million to be paid in advance for the first five quarters upon mutual acceptance of the technology by both parties and the remaining $11.0 million to be paid ratably over the last three quarters of the agreement term. On October 1, 1998, Infoseek and WebTV agreed on the technology; however, cash was not paid until the first quarter of the fiscal 1999. Therefore, the Company recorded a liability and a corresponding

                                     41--1
asset in the amount of $14.5 million as of October 3, 1998. The payments under the WebTV agreements are being amortized ratably over the period covered by the payment, on a straight-line basis. Such payments by Infoseek are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales, which could have a material adverse effect on Infoseek's business, results of operations and financial condition.

  Microsoft Agreement. On October 1, 1998, the Company entered into an agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the twelve month Microsoft agreement, the Company is obligated to pay an aggregate of $10.7 million for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18.0 million. The obligated amount under the Microsoft agreement is being amortized on a straight-line basis over the one-year term of the agreement, beginning in the quarter ended January 2, 1999, the quarter when the service was launched. In connection with the agreement, the Company made a prepayment of $5.3 million as of October 3, 1998, which was included in prepaid to service providers. For the three months ended January 2, 1999, the Company amortized $2.6 million under this agreement leaving a prepaid balance of $2.7 million.

  GO Network and Enhanced Infoseek Service. In December 1998, Infoseek launched a beta version of GO Network and in January 1999, Infoseek launched the premier version of GO Network and an enhanced version of the Infoseek Service, with a similar user interface to GO Network. GO Network and the enhanced Infoseek Service are comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information and content sites, community applications for communicating shared interests such as chat and instant messaging, and which facilitate the purchase of related good and services. GO Network and the enhanced Infoseek Service have several unique features, such as universal registration and navigation, universal personalization, and GO Guardian and security, and also offer content from Disney and its affiliates, including ABC News and ESPN. Infoseek expects to transition users from the Infoseek Service to GO Network and may in the future redirect Infoseek Service users to the GO Network home page. As a result of the launch of GO Network and the enhanced Infoseek Service, Infoseek expects to have increased costs and operating expenses in future periods.

Infoseek Results of Operations

 For the Nine Months Ended October 3, 1998 and September 30, 1997

 Total Revenues

  For the nine months ended October 3, 1998 and September 30, 1997, total revenues were $50,715,000 and $22,407,000, respectively. During the first nine months of 1998 and 1997, Infoseek derived a substantial majority of its revenues from the sale of advertisements and sponsorships on its Web pages. For the nine months ended October 3, 1998 and September 30, 1997, advertising revenues were $45,044,000 and $21,062,000, respectively, representing 89% and 94% of total revenues in these periods. The growth in advertising and related revenues is attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek service. Infoseek expects to continue to derive a substantial majority of its revenues for the foreseeable future from selling advertising and sponsorship space on its websites. Advertising revenues are derived principally from short-term advertising contracts in which Infoseek guarantees a minimum number of impressions (displays of an advertisement to the viewer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract during which services are provided and are stated net of customer discounts.

To the extent minimum guaranteed impressions are not met, Infoseek defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue related to advertising contracts. Also included in advertising revenues is the exchange by Infoseek of advertising space on Infoseek's websites for reciprocal advertising space or traffic in other media publications or other websites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenues at the estimated fair value of the goods and services received and are recognized when both Infoseek's advertisements and reciprocal advertisements are run or applicable goods or services are received. Although such revenues have not exceeded 10% of total revenues in any period to date, Infoseek believes these exchange transactions are of value, particularly in the marketing of the Infoseek brand, and expects to continue to engage in these transactions in the future. In late 1997, Infoseek released an enhanced version of its service which now features 18 "centers," designed to bring together topical information, services, products and communities on the Web. The enhanced version of the service provides

                                     42--1
additional opportunities for revenue from the sale of center sponsorships and in some circumstances enables Infoseek to share in a portion of the revenue generated by its users with these center sponsors. Revenue generated by center sponsors is included in advertising revenues and is recognized on a straight-line basis over the terms of the agreements provided that minimum impressions are met. The balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. For the nine months ended October 3, 1998 and September 30, 1997, licensing revenue represented approximately 11% and 6%, respectively, of total revenues. Infoseek's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space and services from Infoseek or that Infoseek will be able to successfully attract additional advertisers.

 Costs and Expenses

  Infoseek's operating expenses increased in absolute dollars during the first nine months of 1998 compared to the first nine months of 1997 as Infoseek expanded its business and the marketing of its services and products. Infoseek expects operating expenses to continue to increase in dollar amount in the future as Infoseek continues to expand its business. Infoseek recorded aggregate deferred compensation of $6,018,000 in connection with certain stock options granted through October 3, 1998 of which $352,000 was recorded during the nine months ended October 3, 1998. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the nine months ended October 3, 1998 and September 30, 1997, Infoseek amortized $314,000 and $717,000, respectively, in deferred compensation charges. The amortization of this deferred compensation will continue to have an adverse effect on Infoseek's results of operations, primarily through 1999. In addition, on August 28, 1998 Infoseek entered into an agreement with WebTV pursuant to which Infoseek will be the exclusive provider of search and directory services to WebTV and made a $0.5 million cash payment to WebTV in the quarter ended October 3, 1998. See "--Infoseek Overview--WebTV Transaction."

 Hosting, Content and Website Costs

  For the nine months ended October 3, 1998 and September 30, 1997, hosting, content and website costs were $7,956,000 and $4,397,000, respectively. Hosting, content and website costs consist primarily of costs associated with the enhancement, maintenance and support of Infoseek's websites, including telecommunications costs and equipment depreciation. Hosting, content and website costs also include costs associated with the licensing of certain third-party technologies. Hosting, content and website costs increased in the nine months ended October 3, 1998 and September 30, 1997 as Infoseek added additional equipment and personnel to support its websites and as royalties due to certain third parties increased. Infoseek expects its hosting, content and website costs will continue to increase in absolute dollars and possibly as a percentage of revenues as it upgrades equipment and maintenance and support personnel and adds content partners to meet the growing demands for Web services.

 Research and Development

  For the nine months ended October 3, 1998 and September 30, 1997, research and development expenses were $7,432,000 and $5,879,000, respectively. Research and development expenses consist principally of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred. The increase in research and development expenses for the nine months ended October 3, 1998 over the comparable periods in 1997 was primarily the result of on-going enhancements to the Infoseek service and the development and implementation of new technology and products. Infoseek believes that a significant level of product development expenses is required to continue to remain competitive in its industry. Accordingly, Infoseek anticipates that it will continue to devote substantial resources to product development and that these costs will continue to increase in dollar amount in future periods. See "--Infoseek Overview--GO Network and Enhanced Infoseek Service."

 Sales and Marketing

  For the nine months ended October 3, 1998 and September 30, 1997, sales and marketing expenses were $35,144,000 and $22,520,000, respectively. Sales and marketing expenses consist primarily of advertising, promotional expenses and compensation of sales and marketing personnel.

  Sales and marketing expenses for the nine month periods ended October 3, 1998 and September 30, 1997 included payments made to Netscape pursuant to an arrangement for the listing of Infoseek's service on the Netscape Web page. Through April 30, 1998, Infoseek's agreement with Netscape provided for payments up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) to be one of four non-exclusive premier providers of navigational services (along with Excite, Lycos, and Yahoo!). The Netscape arrangement was subsequently extended through May 31, 1998. The payments to Netscape were recognized ratably over the term of the agreement.

  As of June 1, 1998, Infoseek entered into a one-year agreement with Netscape with terms that provided for Infoseek to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under terms of the agreement, Infoseek received 15% of premier provider rotations--the pages served to visitors who have not selected a preferred provider. In November 1998, Infoseek and Netscape renegotiated the terms of the June agreement to provide for the purchase of 5% of Netscape's available search traffic from January 11, 1999 and through the duration of the agreement, which terminates May 31, 1999. The payments to Netscape are being recognized ratably over the term of the agreement. Pages sourced from Netscape have declined from 30% a year ago to 13% in June 1998 and 12% in September 1998. A loss of Netscape sourced pages could have an adverse impact on Infoseek's business, results of operations and financial condition and prospects. As of October 3, 1998, Infoseek has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement. Under the terms of these agreements, during the nine month periods ended October 3, 1998 and September 30, 1997, Infoseek paid $6,595,000 and $5,416,000, respectively, to Netscape.

  In addition, in July 1997, Infoseek entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program for 10 Netscape local websites. Infoseek's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the nine months ended October 3, 1998 and September 30, 1997, Infoseek recognized sales and marketing expenses of approximately $506,000 and $100,000, respectively, under this agreement as a component of sales and marketing expense.

  Effective October 1, 1998, Infoseek terminated its then existing agreement with Microsoft and entered into a new agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the new twelve month Microsoft agreement, Infoseek is obligated to pay an aggregate of $10,675,000 for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. Infoseek will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18,000,000. The payments to Microsoft will be amortized on a straight-line basis over the one-year term of the agreement, beginning in the quarter ended January 2, 1999, the quarter when the service was launched. Prior to October 1, 1998, Infoseek had an agreement with Microsoft to provide navigational services on certain Microsoft websites through which Infoseek also received traffic. In exchange for such traffic, Infoseek made available to Microsoft advertising space on the Infoseek service free of charge.

  At the end of the terms of the respective agreements with Netscape and Microsoft, there can be no assurance that these agreements with Netscape and Microsoft or other similar agreements can or will be renewed on terms satisfactory to Infoseek. If Infoseek is unwilling or unable to renew these or other similar agreements on favorable terms or is otherwise unable to develop viable alternative distribution channels to Netscape and Microsoft, or is otherwise unable to offset a reduction in traffic from these or other third party sources, advertising revenues would be adversely affected, resulting in Infoseek's business, results of operations, financial condition and prospects being materially and adversely affected. See "Risk Factors--If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result In User Traffic, or If Sites That Provide Traffic to Infoseek Are Not Successful, Infoseek's Advertising Revenue Will Decrease."

  The increase in sales and marketing expenses for the nine months ended October 3, 1998 over September 30, 1997 was also the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity, including television and other media advertising campaigns in both 1998 and 1997. Infoseek expects to increase the amount of promotional and advertising expenses and anticipates hiring additional sales representatives in future periods.

 General and Administrative

  For the nine months ended October 3, 1998 and September 30, 1997, general and administrative expenses were $7,876,000 and $5,242,000, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services. The increase in general and administrative expenses for the nine months ended October 3, 1998 over the comparable periods in 1997 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. Infoseek anticipates that its general and administrative expenses will continue to increase in dollar amount as Infoseek continues to expand its administrative and executive staff.

 Restructuring and Other Charges

  During the second quarter of 1997, Infoseek recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, all of which were completed as of June 30, 1998. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets which were written off in June 1997.

 Income Taxes

  Due to Infoseek's loss position, there was no provision for income taxes for any of the periods presented. At October 3, 1998, Infoseek had federal and state net operating loss carryforwards of approximately $40,000,000 and $17,000,000, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2013, if not utilized, and the state net operating loss carryforwards will expire in the years 1999 through 2013, if not utilized. Certain future changes in the share ownership of Infoseek, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of Infoseek.

 For the Years Ended December 31, 1997 and 1996

 Total Revenues

  For the years ended December 31, 1997 and 1996, total revenues were $35,082,000 and $15,095,000, respectively. During 1997 and 1996, Infoseek derived a substantial majority of its revenues from the sale of advertisements on its Web pages. Advertising revenues in 1997 and 1996 were $32,941,000 and $14,951,000, respectively, representing 94% and 99% of total revenues in such periods. The growth in advertising revenues was attributable to the increased use of the Internet for information publication, distribution and commerce coupled with the development and acceptance of the Internet as an advertising medium and increased viewer traffic on the Infoseek service.

  Also included in advertising revenues is the exchange by Infoseek of advertising space on Infoseek's websites for reciprocal advertising space or traffic in other media publications or other websites or receipt of applicable goods and services.

  In late 1997, Infoseek released a new version of its service which now features 18 "centers," designed to bring together topical information, services, products and communities on the Web. Revenues generated by channel sponsors is included in advertising revenues and is generally recognized on a straight-line basis over the terms of the agreements provided that minimum impressions are met.

  In 1997, the balance of total revenues was derived from the licensing of the Ultraseek Server product to businesses for internal use in their intranets, extranets or public sites. Licensing of the Ultraseek Server commenced in early 1997 and represented approximately 6% of total revenues for the year. In 1996, total revenues include $144,000 of subscription fees for a premium service offered to business and professional users, which was discontinued during the third quarter of 1996.

 Costs and Expenses

  Infoseek's operating expenses increased in absolute dollars during 1997 and 1996 as Infoseek has transitioned from the product development stage to the marketing of its services and products and expansion of its business. Infoseek recorded aggregate deferred compensation of $5,666,000 in connection with certain stock options granted through 1997. The amortization of such deferred compensation is being charged to operations over the vesting periods of the options, which are typically four years. For the years ended December 31, 1997 and 1996, Infoseek amortized $832,000 and $1,346,000, respectively, related to stock options. At December 31, 1997, unamortized deferred compensation totaled $753,000.

 Hosting, Content and Website Costs

  For the years ended December 31, 1997 and 1996, hosting, content and website costs were $6,319,000 and $3,194,000, respectively. Hosting, content and website costs increased in 1997 and 1996 as Infoseek added additional equipment and personnel to support its websites and as royalties due to certain third parties increased.

 Research and Development

  For the years ended December 31, 1997 and 1996, research and development expenses were $7,900,000 and $4,550,000, respectively. The increase in research and development expenses for 1997 over 1996 was primarily the result of ongoing enhancements to the Infoseek service and the development and implementation of new technology and products. Ultraseek, Infoseek's core search engine, was released in November 1996, and the Ultramatch technology and channel products were commercially released during the second and fourth quarter of 1997, respectively.

 Sales and Marketing

  For the years ended December 31, 1997 and 1996, sales and marketing expenses were $34,320,000 and $20,455,000, respectively. The increase in sales and marketing expenses for 1997 was the result of hiring additional sales and marketing personnel and an increase in promotional and advertising activity, including television advertising campaigns, in 1997.

  Sales and marketing expenses for the years ended December 31, 1997 and 1996 included payments made to Netscape pursuant to an arrangement for the listing of Infoseek's service on the Netscape Web page. The original agreement with Netscape provided for payments of up to an aggregate of $5,000,000 in cash and reciprocal advertising ($3,500,000 in cash and $1,500,000 in reciprocal advertising) over the course of the one-year term of the agreement. At December 31, 1997, Infoseek had approximately $7,555,000 of cash commitment remaining in connection with this agreement, which included $4,221,000 of accrued liabilities to service providers.

  In addition, in July 1997, Infoseek entered into an agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program for 10 Netscape local websites. Infoseek's agreement with Netscape provides for payments of up to a maximum aggregate of $1,219,000 in cash and reciprocal advertising over the one-year term of the agreement. During the year ended December 31, 1997, Netscape delivered at the minimum exposure level and Infoseek as a result recognized sales and marketing expenses of approximately $333,000 under this agreement.

 General and Administrative

  For the years ended December 31, 1997 and 1996, general and administrative expenses were $7,042,000 and $4,177,000, respectively. The increase in general and administrative expenses in 1997 was the result of hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business.

 Restructuring and Other Charges

  During the second quarter of 1997, Infoseek recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to the discontinuance of certain business arrangements which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, of which $3,100,000 had been paid as of December 31, 1997. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets. There were no material changes to the restructuring plan or in the estimates of the restructuring costs. As of December 31, 1997, Infoseek had approximately $1,900,000 remaining in its restructuring reserve.

Infoseek Liquidity and Capital Resources

  From inception through May 1996, Infoseek financed its operations and met its capital expenditure requirements primarily from proceeds derived from the issuance of equity, convertible debt securities and equipment term loans. In February 1998, Infoseek completed a follow-on public offering and received approximately $43,015,000 net of underwriting discounts, commissions and other offering costs. The proceeds have been and will continue to be used for general corporate purposes, including expansion of its sales and marketing efforts, and capital expenditures.

  For the nine months ended October 3, 1998, operating activities used cash of $13,450,000 due primarily to Infoseek's increases in prepaid to service providers, deposits and other assets and direct acquisition costs, and decreases in accrued restructuring and accrued liabilities to service providers, partially offset by depreciation and amortization and an increase in deferred revenue. For the nine month period ended September 30, 1997, operating activities used cash of $15,301,000 due primarily to Infoseek's net loss, partially offset by an increase in deferred revenue. For the nine months ended October 3, 1998, investing activities used cash of $32,487,000 primarily related to the net purchases of short-term investments and equipment purchases. For the nine months ended September 30, 1997, investing activities provided net cash of $7,282,000, primarily associated with the net sales/maturities of short-term investments and equipment purchases. Financing activities generated cash of $43,242,000 and $6,772,000 in the nine months ended October 3, 1998 and September 30, 1997, respectively, primarily from Infoseek's follow-on public offering in February 1998 and equipment term loan proceeds in 1997.

  For 1997 and 1996, operating activities used cash of $14,154,000 and $10,068,000, respectively. The net cash used during these periods was primarily due to net losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued liabilities. For 1997, investing activities generated cash of $6,204,000 primarily related to the sales/maturities of investments partially offset by purchases of short-term investments and purchases of property and equipment. For 1996, investing activities used net cash of $49,827,000 as a result of the net purchase of short-term investments and purchase of property and equipment. Financing activities generated net cash of $7,485,000 and $62,552,000 in 1997 and 1996, respectively, primarily from term loans proceeds in 1997 and Infoseek's initial public offering in June 1996.

  Infoseek has cash commitments to Netscape, Microsoft and WebTV in connection with certain agreements. Following the Disney Transaction, Infoseek also has commitments to purchase promotion for GO Network from ABC pursuant to a promotional services agreement, make guaranteed minimum payments under representation agreements with the Joint Ventures and minimum funding commitments for GO Network pursuant to a product management agreement with Disney and, when it obtains positive EBITA license royalty commitments to Disney. Infoseek also has commitments for its facilities under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of Infoseek's business. Furthermore, from time to time Infoseek expects to evaluate the acquisition of products, businesses and technologies that complement Infoseek's business.

  Infoseek had $51,868,000 in cash, cash equivalents and short-term investments at October 3, 1998. Infoseek currently anticipates that its cash, cash equivalents, short-term investments, cash flows generated from advertising revenues, and proceeds from the Disney Transaction will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least September 30, 1999. Thereafter, Infoseek may need to raise additional funds. Infoseek may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Infoseek will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of Infoseek's common stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. The estimate of the period for which Infoseek expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that Infoseek will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--In Order to Continue to Grow, Infoseek Will Need More Financing."

Starwave Overview

 Starwave

  Starwave is a producer of Internet-based online services in specific content areas with broad consumer appeal. Starwave is recognized for its sports, news and entertainment services. Starwave was organized in December 1991 and commenced operations in January 1992. From that time through February 1993, the operations of Starwave were limited to start-up activities, including recruiting personnel, raising capital, and research and development concerning the technical feasibility of providing content for delivery to the home over high bandwidth digital communications, including satellite broadcast. From March 1993 through December 1994, the primary operating activities of Starwave included the development of CD-ROM products and the development of online services.

  In 1995, Starwave launched its first online services and also released its first CD-ROM products. Additionally, Starwave began shifting its focus primarily toward online services, as management perceived greater long-term potential in that business segment. These services included, among others, ESPN.com, NBA.com, NFL.com, NASCAR Online, Outside Online and Mr. Showbiz. This shift of focus ultimately led to the decision in March 1996 to discontinue its Multimedia CD-ROM business segment, which was phased out in 1996. See "--Discontinued Operations" below. In March 1995, Starwave and ESPN entered into an agreement whereby Starwave became the exclusive producer and distributor of ESPN content on the Internet through April 1, 2000, which agreement was superceded by the ESPN Joint Venture in connection with the transactions described in the next paragraph.

  Pursuant to a Stock Purchase Agreement dated as of March 28, 1997 among Starwave, Starwave's founder, Paul Allen, and Disney (the "Starwave Stock Purchase Agreement"), Starwave issued and sold to Disney

                                     48--1

9,967,337 shares of Starwave common stock for aggregate consideration of $82 million (39,869,348 shares after adjustment for the four-for-one stock split of Starwave common stock declared on October 4, 1997 (the "Starwave Stock Split")). Starwave used approximately $50 million of those proceeds to repay the then-outstanding indebtedness owed by it to Mr. Allen, and the remaining $45.7 million of indebtedness owed by Starwave to Mr. Allen was converted into 5,155,289 shares of Starwave common stock (20,621,156 shares when adjusted for the Starwave Stock Split). In connection with this transaction, effective April 1997, Starwave formed its subsidiary, Starwave Partner, and Starwave Partner entered into the ESPN Joint Venture and the ABCNews Joint Venture with ESPN Partner and ABC Partner, respectively (with the ESPN Joint Venture superceding the 1995 agreement between Starwave and ESPN pertaining to ESPN.com). Following these transactions, Starwave continued its website hosting, software development and research activities, while the majority of its website operations costs were allocated to the Joint Ventures. Effective April 1, 1997, Starwave and the Joint Ventures established a fiscal year end of the last Sunday in September.

  On May 1, 1998, pursuant to a Shareholders Agreement dated as of April 17, 1997 (the "Starwave Shareholders Agreement") among Starwave, Mr. Allen and Disney, Disney acquired all of the shares of Starwave common stock owned by Mr. Allen, thereby increasing Disney's percentage ownership of Starwave's outstanding capital stock from approximately 41% to approximately 91% on a primary shares basis.

  On November 18, 1998, Infoseek acquired all of the outstanding capital stock of Starwave. See "--Infoseek Overview" and "Business--Relationship with Disney." As a result of Infoseek's acquisition of Starwave, Infoseek will present financial information relating to Starwave (including results from the ABCNews Joint Venture and the ESPN Joint Venture) on a consolidated basis in the quarter ending January 2, 1999 and future periods.

 The ESPN Joint Venture

  Effective April 1997, Starwave Partner and ESPN Partner entered into the ESPN Joint Venture for the production of Internet-based services intended to appeal to consumer interest in sports-related content areas. Starwave contributes technical expertise, labor and infrastructure, and ESPN contributes licensed content, branding and promotion. The ESPN Joint Venture has a ten-year term and a 50/50 capital ownership structure, and provides ESPN Partner with credit for on-air promotion. Required funding under the Joint Venture is split 60/40 between Starwave Partner and ESPN Partner in negative cash flow years and 50/50 in years in which the Joint Venture achieves positive cash flow. The ESPN Joint Venture has inherited Starwave relationships with nationally prominent content and branding partners, including the NBA, the NFL, and NASCAR. The ESPN Joint Venture's flagship service is ESPN.com, which provides sports-related content.

 The ABCNews Joint Venture

  Effective April 1997, Starwave Partner and ABC Partner entered into the ABCNews Joint Venture for the production of Internet-based services intended to appeal to consumer interest in news and entertainment-related content areas. Starwave contributes the technical expertise, labor and infrastructure, and ABC Partner contributes licensed content. The ABCNews Joint Venture has a ten-year term and a 50/50 capital ownership structure, and provides ABC Partner with credit for ABC's on-air promotion. Required funding under the Joint Venture is split 60/40 between Starwave Partner and ABC Partner in negative cash flow years and 50/50 in years in which the Joint Venture achieves positive cash flow. The ABCNews Joint Venture's flagship service is ABCNEWS.com, which provides world, national, entertainment, health, technology and business content. The ABCNews Joint Venture's other services include Mr. Showbiz, Wall of Sound and CelebSite.

  Under existing terms (following Infoseek's acquisition of Starwave on November 18, 1998), the Joint Ventures expire on November 18, 2008, and may be subject to earlier termination in certain circumstances.

  Prior to the formation of the Joint Ventures in April 1997, Starwave had formed relationships with co-branding partners for certain of its online services. Starwave bore substantially all the production costs for the online services and paid royalties to its co-branding partners. The royalties were generally computed as a percentage of either advertising or gross revenues generated from the related online service. Those percentages ranged from 30% to 50% of such revenues. During this period, Starwave derived the majority of its revenues from the sale of advertisements and subscription fees related to premium subscription services and fantasy league services offered to users of the ESPN.com service. Advertising revenues are derived principally from advertising placements in which Starwave provides a minimum number of impressions (displays of an advertisement to the user) for a fixed fee. Advertising and subscription revenues are recognized ratably over the term of the period during which services are provided and in the case of advertising is stated net of commissions. In conjunction with the formation of the Joint Ventures, the co- branding relationship with ESPN was discontinued. The co-branding relationships with the NBA, the NFL, and NASCAR were assumed by the ESPN Joint Venture.

  The following selected consolidated financial data is derived from the consolidated financial statements of Starwave included elsewhere herein and should be read in conjunction with such financial statements, the related notes thereto and the other financial information pertaining to Starwave included elsewhere herein.

                 Starwave Selected Consolidated Financial Data

                                (In thousands)

                               Nine Months Ended             Year Ended           Twelve Months Ended
                          --------------------------- ------------------------- ------------------------
                          September 28, September 30, December 31, December 31, October 4, September 28,
                              1997          1996          1996         1995        1998        1997
                          ------------- ------------- ------------ ------------ ---------- -------------
                                         (unaudited)                                        (unaudited)
Statements of Operations
 Data(1):
Revenues................    $  4,892      $  4,583      $  8,302     $  1,111    $  5,266    $  8,611
Operating expenses
 Cost of online
  services..............       7,185        11,046        18,170        6,577       3,143      14,309
 Development............       1,605         5,586         6,138        5,771       1,225       2,157
 Sales and marketing....       1,589         2,872         5,492        1,789          94       4,209
 General and
  administrative........       2,527         3,389         4,845        3,388       2,772       3,983
                            --------      --------      --------     --------    --------    --------
 Total operating
  expenses..............      12,906        22,893        34,645       17,525       7,234      24,658
                            --------      --------      --------     --------    --------    --------
Operating loss..........      (8,014)      (18,310)      (26,343)     (16,414)     (1,968)    (16,047)
                            --------      --------      --------     --------    --------    --------
Other income (expense)
Loss from affiliate--
 ESPN Joint Venture(2)..      (2,251)          --            --           --       (4,139)     (2,251)
Loss from affiliate--ABC
 News Joint Venture(2)..      (5,958)          --            --           --      (10,020)     (5,958)
Interest (expense)
 income.................      (1,814)       (3,187)       (4,675)      (3,023)        748      (3,302)
Other, net..............         464           (52)         (658)           8         (47)       (142)
                            --------      --------      --------     --------    --------    --------
 Net other expenses.....      (9,559)       (3,239)       (5,333)      (3,015)    (13,458)    (11,653)
                            --------      --------      --------     --------    --------    --------
Loss from continuing
 operations.............     (17,573)      (21,549)      (31,676)     (19,429)    (15,426)    (27,700)
                            --------      --------      --------     --------    --------    --------
Loss from discontinued
 operations.............         --         (4,289)       (4,289)      (7,474)        --          --
                            --------      --------      --------     --------    --------    --------
Net loss................    $(17,573)     $(25,838)     $(35,965)    $(26,903)   $(15,426)   $(27,700)
                            ========      ========      ========     ========    ========    ========

--------
(1) In April 1997 Starwave entered into the ESPN Joint Venture and the ABCNews Joint Venture. Subsequently, Starwave continued its business of website hosting, software development and research activities while revenue and expenses associated with sites operated under contract with ESPN, ABC and others were assumed by these Joint Ventures. As a result, periods prior to and following April 1997 are not comparable.

(2) Represents Starwave's proportionate share of the loss (i.e., 60%).

Starwave Results of Operations

  From Starwave's commencement of business activities in January 1992 through the first quarter of 1995, Starwave's operations were limited and consisted primarily of development of online services and CD-ROMs and other start-up activities. Starwave first recognized online revenues in the second quarter of 1995. Thereafter until April 1997, the ESPN.com online revenues were the primary source of Starwave's revenues.

  Beginning April 1997, Starwave entered into the Joint Ventures. As a result of the terms of the Joint Ventures, all business related advertising revenue and operating expenses are reflected at the Joint Venture level. Accordingly, following the discussion of Starwave's results of operations below is a discussion of the Joint Ventures' results of operations in order to make comparative assessments of the results of operations more meaningful.

  Starwave has classified the results of operations of its Multimedia CD-ROM business segment as discontinued for all periods presented. Accordingly, except as otherwise indicated, all results of operations information of Starwave contained herein relate only to continuing operations. See "-- Starwave Discontinued Operations."

  Starwave began a new line of business in February 1997 to provide website hosting operations for Internet services produced by third parties. Revenues from this line of business have been for consulting services and software license revenues. The primary customer for such services is Disney.

Comparison of Starwave's Twelve Months Ended October 4, 1998 and September 28, 1997

 Revenues

  Revenues for the twelve months ended October 4, 1998 and September 28, 1997 were $5,266,000 and $8,611,000, respectively. Beginning April 1, 1997, the majority of revenues were earned by the Joint Ventures, resulting in a decline in the total revenue attributable to Starwave for comparable periods.

  For the twelve months ended October 4, 1998, $3,139,000 of Starwave's revenues were derived from website hosting services and $1,779,000 from software license revenue.

  For the twelve months ended September 28, 1997, Starwave recognized advertising revenues of $5,210,000. Beginning April 1, 1997, all advertising revenue was earned by the Joint Ventures.

 Operating Expenses

  Cost of Online Services. Cost of online services consists primarily of site production and maintenance costs, royalties to co-branding partners, Web operations and support costs, and fees and royalties paid to content providers. Costs of online services for the twelve months ended October 4, 1998 and September 28, 1997 were $3,143,000 and $14,309,000, respectively.
Beginning April 1, 1997, all costs incurred for the production of online services were incurred by the Joint Ventures, which resulted in a decrease in the costs for the comparable periods.

  Development. Development expenses include expenses related to the development and production of new online services and technologies, including payroll and related expenses for development staff as well as costs for content, facilities and equipment. Once an online service is launched and available to generate revenue, costs associated with enhancements and development of new features for the service are included with online services costs. Development costs for the twelve months ended October 4, 1998 and September 28, 1997 were $1,225,000 and $2,157,000, respectively, representing 23% and 25%, respectively, of total revenues. Beginning April 1, 1997, all costs incurred for development relating to the Joint Ventures were moved to the Joint Ventures. Starwave believes that a significant level of development activity and expense is required in order to remain competitive with other new and existing online services. Accordingly, Starwave anticipates that it will continue to devote substantial resources to development and that the absolute dollar amount of these costs will increase in future periods.

  Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, advertising expenses, as well as related facilities expenses. For the twelve months ended October 4, 1998 and September 28, 1997, sales and marketing expenses were $94,000 and $4,209,000, respectively. Beginning April 1, 1997, all costs incurred for the sales and marketing for the online services were incurred by the Joint Ventures, resulting in a decrease in the costs for the comparable periods.

  General and Administrative. General and administrative expenses consist primarily of payroll and related expenses of executive, finance, legal, human resources, and information systems personnel. In addition, these costs include occupancy costs for Starwave, as well as fees for professional services. For the twelve months ended October 4, 1998 and September 28, 1997, general and administrative costs were $2,772,000 and $3,983,000, respectively, representing 53% and 46%, respectively, of total revenues. Beginning April 1, 1997 all costs incurred for general and administrative relating to the Joint Ventures were moved to the Joint Ventures. If Starwave continues to grow in size, it may find it necessary to expand its information systems and to expand or relocate to new or additional locations. As a result, Starwave anticipates that the absolute dollar amount of general and administrative expenses will increase in future periods.

  Other Income (Expense). From inception through March 31, 1997, other income (expense) consists primarily of interest expense incurred on the loans made to Starwave by its majority shareholder. From April 1, 1997 to the current date, other income (expense) consists mainly of Starwave's proportionate share (i.e., 60%) of the earnings (losses) from the ABCNews Joint Venture and the ESPN Joint Venture.

                                                          Twelve Months Ended
                                                        ------------------------
                                                        October 4, September 28,
                                                           1998        1997
                                                        ---------- -------------
                                                         (Amounts in thousands)
Loss from the ESPN Joint Venture(1)....................  $ (4,139)    $(2,251)
Loss from the ABCNews Joint Venture(1).................   (10,020)     (5,958)
Interest income (expense)..............................       748      (3,302)
Other expense..........................................       (47)       (142)

--------
(1) Represents Starwave's proportionate share of the loss (i.e., 60%).

Comparison of Starwave's Nine Months Ended September 28, 1997 and September 30, 1996

 Revenues

  Revenues for the nine months ended September 28, 1997 and September 30, 1996 were $4,892,000 and $4,583,000, respectively. Beginning April 1, 1997, the majority of the revenue generating operations was included in the Joint Ventures. The transfer of revenue generating operations to the Joint Ventures was mitigated by an increase in revenue in the first three months of the period resulting from increased acceptance of commerce on the Internet.

  Advertising revenues for the nine months ended September 28, 1997 and September 30, 1996 were $2,446,000 and $3,475,000, respectively, representing 50% and 76%, respectively, of total revenues. Beginning April 1, 1997, all advertising revenue was earned at the Joint Venture level, resulting in a decrease in advertising revenue for comparable periods.

  Cost of Online Services. Costs of online services for the nine months ended September 28, 1997 and September 30, 1996 were $7,185,000 and $11,046,000, respectively. Beginning April 1, 1997, all costs incurred for the production of online services were incurred by the Joint Ventures, resulting in a decrease in the costs for the comparable periods.

  Development. Development costs for the nine months ended September 28, 1997 and September 30, 1996 were $1,605,000 and $5,586,000 respectively, representing 33% and 122%, respectively, of total revenues.

Development costs incurred on behalf of the Joint Ventures' websites are allocated to the Joint Ventures, decreasing Starwave's total development costs for the comparable periods.

  Sales and Marketing. Sales and marketing expenses for the nine months ended September 28, 1997 and September 30, 1996 were $1,589,000 and $2,872,000, respectively, representing 32% and 63%, respectively, of total revenues. Beginning April 1, 1997, all costs incurred for the sales and marketing for the online services were incurred by the Joint Ventures, resulting in a decrease in the total costs for the comparable periods. A total of $1,301,000 or 82% of the sales and marketing costs incurred for the nine months ended September 30, 1997 was incurred before the formation of the Joint Ventures on April 1, 1997. The remainder of the sales and marketing costs were incurred due to promotion of the website hosting operations.

  General and Administrative. For the nine months ended September 28, 1997 and September 30, 1996, general and administrative costs were $2,527,000 and $3,389,000, respectively, representing 52% and 74%, respectively, of total revenues. Beginning April 1, 1997, general and administrative costs were allocated to the Joint Ventures, thereby reducing the total expense for the comparable periods.

  Other Income (Expense). From inception through March 31, 1997, other income (expense) consists primarily of interest expense incurred on the loans made to Starwave by its majority shareholder. From April 1, 1997 to the current date, other income (expense) consists mainly of Starwave's proportionate share (i.e., 60%) of the earnings (losses) from the ABCNews Joint Venture and the ESPN Joint Venture.

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 28, September 30,
                                                         1997          1996
                                                     ------------- -------------
                                                       (Amounts in thousands)
   Loss from the ESPN Joint Venture(1)..............    $(2,251)      $   --
   Loss from the ABCNews Joint Venture(1)...........     (5,958)          --
   Interest expense, net............................     (1,814)       (3,187)
   Other income (expense)...........................        464           (52)

  --------
  (1) Represents Starwave's proportionate share of the loss (i.e., 60%).

Comparison of Starwave's Years Ended December 31, 1996 and 1995

 Revenues

  Starwave began to generate revenues in the second quarter of 1995. Revenues for the years ended December 31, 1996 and 1995 were $8,302,000 and $1,111,000, respectively. For the years ended December 31, 1996 and 1995, advertising revenues were $6,100,000 and $800,000, respectively, representing 73% and 72%, respectively, of total revenues.

 Operating Expenses

  Cost of Online Services. Starwave did not incur any online services costs until 1995 when Starwave launched its first online services and began recognizing revenues from these services. Costs of online services for the years ended December 31, 1996 and 1995 were $18,170,000 and $6,577,000, respectively.

  Development. Development expenses include expenses relating to the development and production of new online services and technologies, including payroll and related expenses for development staff as well as costs for content, facilities and equipment. Once an online service is launched and available to generate revenue, costs associated with enhancements and development of new features for the service are included with cost of online services. Total development expenses were $6,138,000 and $5,771,000 for the years ended December 31, 1996 and 1995, respectively, representing 74% and 519%, respectively, of total revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, advertising expenses, as well as related facilities expenses. Sales and marketing expenses for the years ended December 31, 1996 and 1995 were $5,492,000 and $1,789,000, respectively, representing 66% and 161%, respectively, of total revenues.

  General and Administrative. General and administrative expenses consist primarily of payroll and related expenses of executive, finance, legal, human resources, and information systems personnel. In addition, these costs include occupancy costs for Starwave, as well as fees for professional services. General and administrative expenses for the years ended December 31, 1996 and 1995 were $4,845,000 and $3,388,000, respectively, representing 58% and 305%, respectively, of total revenues.

  Other Income (Expense). In 1996 and 1995, other income (expense) consists primarily of interest expense incurred on the loans made to Starwave by its majority shareholder.

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                      (Amounts in thousands)
   Interest expense.................................. $    (4,675) $    (3,023)
   Other income (expense)............................        (658)           8

  Interest expense increased during each of the years ended December 31, 1996 and 1995 ($3,023,000 during 1995 from $1,400,000 during 1994) due principally to the increased magnitude of such loans. As of April 1, 1997, outstanding loans from Paul Allen to Starwave totaled $95.7 million. As of December 31, 1996, outstanding loans from Paul Allen to Starwave totaled $84.9 million, versus $51.0 million as of December 31, 1995.

Starwave Discontinued Operations

  In 1994, Starwave began developing interactive multimedia CD-ROM products. Starwave released its first CD-ROM product in November 1995 and released additional CD-ROMs in 1995 and the first quarter of 1996. In March 1996, Starwave made the decision to discontinue its Multimedia CD-ROM business segment, and to phase out these operations by December 31, 1996.

  Starwave has reflected the results of operations of the Multimedia CD-ROM business segment as a discontinued operation for all periods presented. During the phase-out period, Starwave completed production of its final CD-ROM product and disposed of its remaining inventory of CD-ROM products.

  Losses from operations of the Multimedia CD-ROM segment totaled $4,700,000 in 1994, $7,474,000 in 1995 and $1,046,000 in 1996. The loss on disposal of the Multimedia CD-ROM segment of $3,243,000 in 1996 included the provision for operating losses through the phase-out period.

Starwave Income Taxes

  Until December 31, 1995, Starwave utilized the provisions of Subchapter S of the Code. As a result, Starwave's net losses for tax purposes, as well as tax credits and other tax incidents, were distributed to and included on the personal income tax returns of its shareholders. Starwave was not required to record any provision for income taxes, and the net losses and tax incidents of Starwave through December 31, 1995 will not be available to offset taxes on Starwave's future net income, if any. Effective January 1, 1996, Starwave elected to be taxed as a Subchapter C corporation under the Code. The conversion from S Corporation status to C Corporation status had no impact on the financial position or results of operations of Starwave. As of October 4, 1998, Starwave had incurred net operating losses of approximately $70.2 million for income tax purposes that may be available to offset a similar amount of net income for income tax purposes in future periods through 2012. Starwave has recorded a valuation allowance against the deferred tax asset generated by the net operating losses and therefore has no deferred tax assets or liabilities recorded on its balance sheet. Starwave expects that future operating losses will result in additional net operating losses for income tax purposes. The aggregate net operating losses are subject to certain limitations.

Starwave Liquidity and Capital Resources

  From inception through March 31, 1997, Starwave financed its operations and met its capital expenditure requirements primarily through loans received from Paul Allen, which totaled approximately $95.7 million. In April 1997, approximately $50 million of such indebtedness to Mr. Allen was repaid using proceeds received by Starwave upon consummation of the transactions contemplated by the Starwave Stock Purchase Agreement, and the remaining $45.7 million of such indebtedness to Mr. Allen was converted into 5,155,289 shares (20,621,156 shares when adjusted for the Starwave Stock Split) of Starwave common stock. The remaining approximately $32 million of cash proceeds received by Starwave upon consummation of the transactions contemplated by the Starwave Stock Purchase Agreement was used to fund Starwave operations.

  Net cash used in operating activities of $27,190,000 and $30,060,000 for the years ended December 31, 1995 and 1996, respectively, was primarily attributable to net operating losses incurred in such periods. Net cash used in operating activities for the nine months ended September 28, 1997 of $6,807,000 was primarily attributable to net operating losses incurred in the period. Net cash used in investing activities of $2,585,000 and $3,321,000 for the years ended December 31, 1995 and 1996, respectively, was primarily attributable to purchases of equipment and leasehold improvements. Net cash used in investing activities of $13,873,000 for the nine months ended September 28, 1997 was attributable to purchases of equipment and leasehold improvements of $1,336,000, and for funding of the ESPN Joint Venture and the ABCNews Joint Venture of $12,537,000. Net cash provided by operating activities for the year ended October 4, 1998 of $3,334,000 was the result of net operating losses offset by non-cash items. Net cash used in investing activities of $20,390,000 for the year ended October 4, 1998 was attributable to purchases of equipment and leasehold improvements of $3,182,000 and for funding of the ESPN Joint Venture and the ABCNews Joint Venture of $17,208,000. Starwave currently has a commitment for its facilities under a noncancelable lease agreement that expires in May 2001, subject to extension at Starwave's option. Starwave also has a commitment for facilities under a noncancelable lease agreement that expires November 2000, subject to a three-year extension at Starwave's option.

  The ESPN Joint Venture and the ABCNews Joint Venture have entered into agreements with certain co-branding partners that require the payment of minimum royalties and/or royalty advances to the co-branding partners. At October 4, 1998, the ESPN Joint Venture's minimum royalty liability totaled $6,250,000 and the ABCNews Joint Venture's minimum royalty liability totaled $750,000. Certain of the co-branding agreements provide for additional royalty payments if specified targets are met.

  From inception of the ESPN Joint Venture and the ABCNews Joint Venture on April 1, 1997, Starwave has provided 60% of the capital contributions necessary for the operations of each Venture. For the twelve months ended October 4, 1998 and for the six months ended September 28, 1997, capital contributed to the ESPN Joint Venture was $5,735,000 and $5,377,000, respectively, and cash provided for the ABCNews Joint Venture was $11,483,000 and $8,660,000, respectively.

  Starwave's cash requirements were funded by Disney through November 18, 1998 and are now funded by Infoseek.

Year 2000 Compliance

  Infoseek is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Virtually every computer operation will be affected by the "year 2000 problem." Many computer systems only provide for a two digit date and therefore will not properly recognize dates when the year changes from 1999 ("99" in most systems) to 2000, since the system may recognize the year as 1900 instead of 2000. Computer systems that do not properly recognize the year 2000 could generate incorrect data or cause a system to fail.

  Infoseek management has conducted a review of Infoseek's exposure to the year 2000 problem. Infoseek is working with its major computer system, data feed and software vendors to determine if they are prepared for the year 2000. Based on Infoseek's internal review and discussions with these vendors, Infoseek currently believes that its internal systems are year 2000 compliant or will be made so with only minor modifications. However, Infoseek does plan to replace several internal systems as part of a conversion to improved financial and business systems in connection with upgrade programs in late 1999. Infoseek does not expect to incur significant expenses or to have to purchase additional computer systems to avoid the year 2000 problem, for either Infoseek's internal information technology systems or Infoseek's products and services.

  Despite Infoseek's review, the effects of the year 2000 problem are still very uncertain. Infoseek cannot assure you that its vendors' representations are accurate. Infoseek has also not investigated year 2000 compliance by third parties who are not vendors of Infoseek. Infoseek has no control over these third parties' compliance. For example, if a link on GO Network or the Infoseek search service points to a website which is not year 2000 compliant, that link may not be available to users and therefore the Infoseek services will offer fewer features. If many linked sites do not work, the value of user traffic and advertising on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, Infoseek does not have a contingency plan to address this risk and could suffer serious harm or be required to expend resources to resolve those problems. If Infoseek's systems are not year 2000 compliant, although Infoseek does not expect any of the following to occur, it may not be able to input financial data or generate reports and could lose data in its management information and advertising management systems. In addition, users of its services could experience reduced functionality and potentially lose stored user data.

  If Infoseek or any of its users, customers, linked sites, advertisers, vendors or other third parties are not year 2000 compliant, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Infoseek's exposure to market risk for changes in interest rates relates primarily to Infoseek's short-term investment portfolio and long-term debt obligations. Infoseek does not use derivative financial instruments in its investment portfolio. Infoseek's investments are managed by outside professional managers within investment guidelines set by Infoseek. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting Infoseek's investments to high quality debt instruments with relatively short-term maturities. Based upon the weighted-average duration of Infoseek's investments at October 3, 1998, a 1% (100 basis points) increase in short-term interest rates would result in an unrealized loss in market value of Infoseek's investments totaling approximately $75,000. However, because Infoseek's debt securities are carried as available-for-sale, no gains or losses are recognized by Infoseek due to changes in interest rates unless such securities are sold prior to maturity. Infoseek generally holds securities until maturity and carries the securities at amortized cost, which approximates fair market value. In addition, based upon the weighted average duration of Infoseek's long-term debt obligations at October 3, 1998, a 1% (100 basis points) decrease in interest rates would result in an unrealized loss in market value of Infoseek's long-term debt obligations of approximately $125,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INFOSEEK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP.................................................  58
Consolidated Balance Sheets.................................................  59
Consolidated Statements of Operations.......................................  60
Consolidated Statements of Cash Flows.......................................  61
Consolidated Statements of Shareholders' Equity.............................  63
Notes to Consolidated Financial Statements..................................  65

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Infoseek Corporation

  We have audited the accompanying consolidated balance sheets of Infoseek Corporation as of October 3, 1998 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine months ended October 3, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoseek Corporation at October 3, 1998 and December 31, 1997, and the consolidated results of its operations and its cash flows for the nine months ended October 3, 1998 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

San Jose, California
January 20, 1999

                              INFOSEEK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        October 3, December 31,
                                                           1998        1997
                                                        ---------- ------------
Assets
Current assets:
  Cash and cash equivalents............................  $    628    $ 3,323
  Short-term investments...............................    51,240     28,116
  Accounts receivable, less allowance for doubtful
   accounts of $1,675 in 1998 and $980 in 1997.........     6,942      6,921
  Prepaid to service providers.........................    20,338        --
  Other current assets.................................       998        648
                                                         --------    -------
    Total current assets...............................    80,146     39,008
Property and equipment:
  Computer and office equipment........................    25,151     16,525
  Furniture and fixtures...............................     1,546        935
  Leasehold improvements...............................     2,153      1,323
                                                         --------    -------
                                                           28,850     18,783
  Less accumulated depreciation and amortization.......    13,480      8,295
                                                         --------    -------
Net property and equipment.............................    15,370     10,488
Direct acquisition costs...............................     2,825        --
Deposits and other assets..............................     3,315      1,993
                                                         --------    -------
    Total assets.......................................  $101,656    $51,489
                                                         ========    =======
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.....................................  $  3,560    $ 4,861
  Accrued payroll and related expenses.................     2,191      1,630
  Accrued liabilities to service providers.............    16,058      4,221
  Other accrued liabilities............................     2,418      2,262
  Deferred revenue.....................................     4,789      2,564
  Accrued restructuring and other charges..............       --       1,877
  Short-term obligations...............................     2,942      2,575
                                                         --------    -------
    Total current liabilities..........................    31,958     19,990
Long-term obligations..................................     2,981      4,493
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
  Authorized shares--5,000
  No shares issued and outstanding.....................       --         --
Common stock, no par value:
  Authorized shares--60,000
  Issued and outstanding shares--31,508 in 1998 and
   27,534 in 1997......................................   121,292     76,000
Accumulated deficit....................................   (53,724)   (48,030)
Deferred compensation..................................      (717)      (753)
Notes receivable from shareholders.....................      (134)      (211)
                                                         --------    -------
    Total shareholders' equity.........................    66,717     27,006
                                                         --------    -------
    Total liabilities and shareholders' equity.........  $101,656    $51,489
                                                         ========    =======

          See accompanying notes to consolidated financial statements.

                              INFOSEEK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Years Ended
                                      Nine Months Ended       December 31,
                                   ------------------------ ------------------
                                   October 3, September 30,
                                      1998        1997        1997      1996
                                   ---------- ------------- --------  --------
                                               (Unaudited)
Revenues:
  Advertising and other
   revenues......................   $45,044     $ 21,062    $ 32,941  $ 15,095
  Software licensing revenues....     5,671        1,345       2,141       --
                                    -------     --------    --------  --------
    Total revenues...............    50,715       22,407      35,082    15,095
Costs and expenses:
  Hosting, content and website
   costs.........................     7,956        4,397       6,319     3,194
  Research and development.......     7,432        5,879       7,900     4,550
  Sales and marketing............    35,144       22,520      34,320    20,455
  General and administrative.....     7,876        5,242       7,042     4,177
  Restructuring and other
   charges.......................       --         7,349       7,349       --
                                    -------     --------    --------  --------
    Total costs and expenses.....    58,408       45,387      62,930    32,376
                                    -------     --------    --------  --------
Operating loss...................    (7,693)     (22,980)    (27,848)  (17,281)
Interest income..................     2,516        1,502       1,943     1,771
Interest expense.................      (517)        (436)       (657)     (428)
                                    -------     --------    --------  --------
Net loss.........................   $(5,694)    $(21,914)   $(26,562) $(15,938)
                                    =======     ========    ========  ========
Basic and diluted net loss per
 share...........................   $ (0.19)    $  (0.83)   $  (1.00) $  (0.72)
Shares used in computing basic
 and diluted net loss per share..    30,512       26,270      26,627    22,120


          See accompanying notes to consolidated financial statements.

                              INFOSEEK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Years Ended
                                      Nine Months Ended       December 31,
                                   ------------------------ ------------------
                                   October 3, September 30,
                                      1998        1997        1997      1996
                                   ---------- ------------- --------  --------
                                               (Unaudited)
Cash flows from operating
 activities:
Net loss.........................   $ (5,694)   $(21,914)   $(26,562) $(15,938)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization..      5,185       3,920       4,849     2,157
  Provision for doubtful
   accounts......................      1,045         242         930       651
  Writedown of restructure
   related assets................        --          --        2,080       --
  Amortization of unearned
   compensation related to stock
   options.......................        314         717         832     1,347
Changes in operating assets and
 liabilities:
  Accounts receivable............     (1,066)     (2,070)     (5,420)   (2,580)
  Prepaid to service providers...     (5,838)        --          --        --
  Other current assets...........       (350)       (186)       (211)     (260)
  Direct acquisition costs.......     (2,825)        --          --        --
  Deposits and other assets......     (1,322)       (898)     (1,490)      --
  Accounts payable...............     (1,301)     (1,219)      1,491     2,047
  Accrued payroll and related
   expenses......................        561        (237)        253     1,291
  Accrued liabilities to service
   providers.....................     (2,663)      2,357       4,221       --
  Other accrued liabilities......        156         229       1,192       457
  Deferred revenue...............      2,225         854       1,804       760
  Accrued restructuring and other
   charges.......................     (1,877)      2,904       1,877       --
                                    --------    --------    --------  --------
    Net cash used in operating
     activities..................    (13,450)    (15,301)    (14,154)  (10,068)
Cash flows from investing
 activities:
Purchases of available-for-sale
 investments.....................   (151,407)    (29,667)    (44,769)  (92,966)
Proceeds from sales/maturities of
 available-for-sale investments..    128,283      44,428      59,520    50,596
Issuance of notes receivable.....        --          --         (950)     (600)
Purchase of property and
 equipment.......................     (9,363)     (7,479)     (7,597)   (6,857)
                                    --------    --------    --------  --------
    Net cash provided by (used
     in) investing activities....    (32,487)      7,282       6,204   (49,827)
Cash flows from financing
 activities:
Proceeds from term loan..........        133       5,000       5,265     2,573
Repayments of term loan..........     (1,850)       (815)     (1,082)     (763)
Principal payments on capital
 leases..........................       (132)        --          --        --
Proceeds from issuance of
 convertible debt................        --          --          305       --
Payment of deposit...............        --          --          --       (693)
Proceeds from sale of convertible
 preferred stock, net of issuance
 costs...........................        --          --          --     17,619
Proceeds from sale of common
 stock, net of issuance costs....     43,015         972       1,217    43,785
Proceeds from the exercise of
 stock options...................      1,520       1,018       1,183         6
Proceeds from employee stock
 purchase plan...................        479         295         295       --
Proceeds from repayment of notes
 receivable from shareholders....         77         302         302        28
Repurchase of common stock.......        --          --          --         (3)
                                    --------    --------    --------  --------
    Net cash provided by
     financing activities........     43,242       6,772       7,485    62,552
                                    --------    --------    --------  --------
Net increase (decrease) in cash
 and cash equivalents............     (2,695)     (1,247)       (465)    2,657
Cash and cash equivalents at
 beginning of period.............      3,323       3,788       3,788     1,129
                                    --------    --------    --------  --------
Cash and cash equivalents at end
 of period.......................   $    628    $  2,541    $  3,323  $  3,786
                                    ========    ========    ========  ========

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES

  An increase in prepaid to service providers for an increase in accrued liabilities to service providers amounted to $14,500,000 for the nine months ended October 3, 1998 and none (unaudited) for the nine months ended September 30, 1997 and none for the years ended December 31, 1997 and 1996. Unearned compensation related to stock options amounted to $352,000 and none (unaudited) for the nine months ended October 3, 1998 and September 30, 1997, respectively, and $440,000 and $3,102,000 for the years ended December 31, 1997 and 1996, respectively. Cash paid for interest expense amounted to $517,000 and $436,000 (unaudited) for the nine months ended October 3, 1998 and September 30, 1997, respectively, and $657,000 and $428,000 for the years ended December 31, 1997 and 1996, respectively. Assets acquired under capital leases totaled $704,000 and none (unaudited) for the nine months ended October 3, 1998 and September 30, 1997, respectively (none for the years ended December 31, 1997 and 1996).




         See accompanying notes to consolidated financial statements.

                              INFOSEEK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                            Convertible                                                    Notes
                          Preferred Stock     Common Stock                               Receivable      Total
                          -----------------  ----------------  Accumulated   Deferred       From     Shareholders'
                          Shares    Amount   Shares   Amount     Deficit   Compensation Shareholders    Equity
                          -------  --------  ------  --------  ----------- ------------ ------------ -------------
Balance at December 31,
 1995...................   15,580  $  6,695   4,000  $  2,410   $ (4,833)    $(2,080)      $ (50)      $  2,142
Cancellation of
 convertible preferred
 stock issued for
 purchased technology...     (280)      --      --        --         --          --          --             --
Unearned compensation
 related to stock
 options................      --        --      --      3,102        --       (3,102)        --             --
Amortization of unearned
 compensation...........      --        --      --        --         --        1,346         --           1,346
Issuance of convertible
 preferred stock for
 cash, net of issuance
 costs..................    2,267    17,619     --        --         --          --          --          17,619
Repurchases of common
 stock..................      --        --     (325)       (3)       --          --          --              (3)
Issuance of common stock
 to officers............      --        --      787       910        --          --         (610)           300
Cancellation of note
 receivable and
 repurchase of shares...      --        --     (365)     (470)       --          290         180            --
Payment on shareholders'
 notes receivable.......      --        --      --        --         --          --           28             28
Conversion of
 convertible preferred
 stock into common stock
 upon the initial public
 offering...............  (17,567)  (24,314) 17,567    24,314        --          --          --             --
Issuance of common stock
 in connection with
 initial public
 offering, net of
 issuance costs.........      --        --    3,973    43,485        --          --          --          43,485
Exercise of common stock
 options................      --        --       54         6        --          --          --               6
Net loss and
 comprehensive net
 loss...................      --        --      --        --     (15,938)        --          --         (15,938)
                          -------  --------  ------  --------   --------     -------       -----       --------
Balance at December 31,
 1996...................      --        --   25,691    73,754    (20,771)     (3,546)       (452)        48,985
Issuance of common stock
 and activity from
 merger with WebChat
 Communications, Inc....      --        --      167       571       (697)        --          --            (126)
Issuance of common stock
 for cash...............      --        --       58     1,217        --          --          --           1,217
Unearned compensation
 related to stock
 options................      --        --      --        440        --         (440)        --             --
Amortization of unearned
 compensation...........      --        --      --        --         --          832         --             832
Reversal of unearned
 compensation...........      --        --      --     (2,071)       --        2,071         --             --
Writeoff deferred
 compensation related to
 restructure............      --        --      --        --         --          330         --             330
Repurchases of common
 stock..................      --        --      (27)      --         --          --          --             --
Issuance of common stock
 for notes receivable...      --        --       38        61        --          --          (61)           --
Payment on shareholders'
 notes receivable.......      --        --      --        --         --          --          302            302
Conversion of debt into
 common stock...........      --        --       27       550        --          --          --             550
Exercise of common stock
 options................      --        --    1,445     1,183        --          --          --           1,183

                              INFOSEEK CORPORATION

                                 (In thousands)

                             Convertible                                                 Notes
                           Preferred Stock   Common Stock                              Receivable      Total
                          ----------------- ---------------  Accumulated   Deferred       From     Shareholders'
                          Shares   Amount   Shares  Amount     Deficit   Compensation Shareholders    Equity
                          ------- --------- ------ --------  ----------- ------------ ------------ -------------
Issuance of common stock
 through employee stock
 purchase plan..........      --  $     --      44 $    295   $    --      $    --       $ --        $    295
Issuance of common stock
 from exercise of
 warrants...............      --        --      91      --         --           --         --             --
Net loss and
 comprehensive net
 loss...................      --        --     --       --     (26,562)         --         --         (26,562)
                          ------- --------- ------ --------   --------     --------      -----       --------
Balance at December 31,
 1997...................      --        --  27,534   76,000    (48,030)        (753)      (211)        27,006
Unearned compensation
 related to stock
 options................      --        --     --       352        --          (352)       --             --
Amortization of unearned
 compensation...........      --        --     --       --         --           314        --             314
Reversal of unearned
 compensation...........      --        --     --       (74)       --            74        --             --
Payment on shareholders'
 notes receivable.......      --        --     --       --         --           --          77             77
Exercise of common stock
 options................      --        --     480    1,520        --           --         --           1,520
Issuance of common stock
 through employee stock
 purchase plan..........      --        --      44      479        --           --         --             479
Issuance of common stock
 in connection with
 follow-on public
 offering, net of
 issuance costs.........      --        --   3,450   43,015        --           --         --          43,015
Net loss and
 comprehensive net
 loss...................      --        --     --       --      (5,694)         --         --          (5,694)
                          ------- --------- ------ --------   --------     --------      -----       --------
Balance at October 3,
 1998...................      --  $      -- 31,508 $121,292   $(53,724)    $   (717)     $(134)      $ 66,717
                          ======= ========= ====== ========   ========     ========      =====       ========


          See accompanying notes to consolidated financial statements.

                             INFOSEEK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

1. Organization and Summary of Significant Accounting Policies

  Organization--Infoseek Corporation, (the "Company"), provides leading Internet search and navigation technology, products and services that use the World Wide Web to empower users to make their lives easier. Infoseek is able to segment users by interest area, providing advertisers with focused and targeted audiences. The Infoseek Service is a comprehensive Internet gateway that combines search and navigation with directories of relevant information sources and content sites, offers chat and instant messaging for communicating shared interest and facilitates the purchase of related goods and services. The Company conducts its business predominantly within one industry segment.

  Basis of Presentation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. As more fully described in Note 2, a wholly owned subsidiary of the Company merged with WebChat Communications, Inc. ("WebChat") in April 1998 in a pooling of interests transaction. The consolidated financial statements for 1997 have been restated to include the financial position, results of operations and cash flows of WebChat. The basic and diluted net loss per share impact of restating prior periods in connection with the WebChat acquisition was a $0.07 increase in basic and diluted net loss per share for the year ended December 31, 1997, and a $0.05 increase in basic and diluted net loss per share for the nine months ended September 30, 1997. Prior to 1997, these amounts for WebChat were not significant compared to those of the Company and accordingly, the Company's previously issued financial statements were not restated. An adjustment was made to the beginning 1997 common stock and accumulated deficit as a result of not restating the Company's financial statements prior to 1997.

  In January 1999, the Company changed from a calendar year ended December 31 to a fiscal year with 52- or 53-week periods ending on the Saturday nearest September 30. The Company's financial statements have been presented to reflect this change. The results of operations and cash flows of the Company for the nine months ended October 3, 1998 contained 276 days and compares to 273 days for the unaudited results of operations and cash flows for the nine months ended September 30, 1997.

  Unaudited Interim Financial Information--The accompanying consolidated financial statements for the nine month period ended September 30, 1997 are unaudited but include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operating results and cash flows for the period presented.

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments which are purchased with a maturity of three months or less to be cash equivalents.

  Short-Term Investments--The Company accounts for investments in accordance with Financial Accounting Standards Board, Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper and government agency notes with maturities of one year or less, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and interest expense, respectively. The cost of securities sold is based on the specific identification

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited) method. The Company had no significant investments in equity securities at October 3, 1998 and December 31, 1997.

  Property and Equipment--Property and equipment are carried at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease.

  Research and Development--Research and development expenditures are generally charged to operations as incurred. Financial Accounting Standards Board, Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model as the Company does not prepare detail program designs as part of the development process. As of October 3, 1998 and December 31, 1997, capitalized costs of this nature were insignificant.

  Stock-Based Compensation--The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting of Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, with the exception of certain options granted during the nine months ended October 3, 1998 and September 30, 1997 and for the years ended December 31, 1997 and 1996 as discussed in Note 8, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Long-Lived Assets--In 1995, the Financial Accounting Standards Board released Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 has not had a significant impact on the consolidated financial statements of the Company.

  Revenue Recognition--The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably over the term of the contract provided that the monthly minimum impressions are met, the Company does not have any remaining significant obligations, and collection of the resulting receivable is probable. To the extent the minimum guaranteed impressions are not met, the Company defers recognition of the revenue until guaranteed impressions levels are met.

  Also included in advertising revenues is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space in other media publications or other Web sites or receipt of applicable goods and services. Revenues from these exchange transactions are recorded as advertising revenue at the estimated fair value of the goods and services received and are recognized when both the Company's advertisements and the reciprocal advertisements are run, or goods or services are received. Advertising revenues recognized under these trading activities were less than 10% of total revenues for all periods presented.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

  In late 1997, the Company released a new version of its service which now features 18 channels, and provides opportunities for revenue from the sale of channel sponsorships, as well as to enable the Company to share in a portion of the revenue generated by its users with these channel sponsors. Revenue generated by channel sponsors is included in advertising revenues and is generally recognized on a straight line basis over the term of the agreements provided that minimum impressions are met.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded Statement of Position 91-1, "Software Revenue Recognition", and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions.

  SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2", which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOPs as of January 1, 1998.

  The Company recognizes revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

  Postcontract customer support ("PCS") includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each deliverable based on vendor-specific objective evidence. Revenue allocable to PCS is recognized on a straight-line basis over the period PCS is provided.

  The Company derived revenues of $5,671,000 and $1,345,000 for the nine months ended October 3, 1998 and September 30, 1997, respectively, and $2,141,000 for the year ended December 31, 1997 from the licensing of its Ultraseek technology and the sale of PCS.

  During 1996, the Company also derived revenues of $144,000 from fees related to a premium subscription service offered to business and professional users. Revenues from this service were recognized over the period the services were provided. During the third quarter of 1996, the Company discontinued this service.

  Advertising Costs--Advertising costs are expensed as incurred. Advertising costs, which include service provider fees and reciprocal advertising amounted to $17,697,000 and $10,104,000 for the nine months ended October 3, 1998 and September 30, 1997, respectively, and were $15,104,000 and $8,523,000 for the years ended December 31, 1997 and 1996, respectively. The Company does not incur any significant direct response advertising costs.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. The Company places its cash equivalents and short-term investments with high-quality financial institutions. Through October 3, 1998, the Company invested its excess cash in commercial paper, government agency notes and money market funds. Through October 3, 1998, the Company operates predominantly in one business segment (see Note 13) and sells advertising to various companies across several industries. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the nine months ended October 3, 1998 and September 30, 1997 and for the year ended December 31, 1997, no customer accounted for greater than 10% of total revenues. For the nine months ended September 30, 1997 and for the year ended December 31, 1996, one customer (a related party, see Note 12) accounted for 10% and 12% of total revenues, respectively.

  Net Loss Per Share--In 1997, the Financial Accounting Standards Board issued Statement No. 128, ("SFAS No. 128") "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, "Earnings Per Share" in February 1998. Staff Accounting Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Earnings per share amounts presented have been restated for the nine months ended September 30, 1997 and for the years ended December 31, 1997 and 1996 to conform to the requirements of SFAS No. 128 and Staff Accounting Bulletin No. 98.

  Net loss per share information for 1997 has been adjusted on a retroactive basis to give effect to the merger with WebChat (see Note 2), whereby each share of WebChat was converted to 0.03 shares of Infoseek common stock. Share information for 1996 has not been restated due to WebChat amounts being insignificant.

  Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  Comprehensive Income--During 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes rules for reporting and displaying comprehensive income or comprehensive net loss. The Company's total comprehensive net loss was the same as its net loss for the nine months ended October 3, 1998 and September 30, 1997 and for the years ended December 31, 1997 and 1996.

  Segment Information--During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131 ("SFAS No. 131"), "Disclosures About Segments of An Enterprise and Related Information". SFAS No. 131 requires the Company to use the "management approach" in disclosing segment information. The Company conducts its business predominantly within one industry segment for all periods

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited) presented. Management assesses the Company's performance, measures the Company's loss and assets on a single segment basis. The single segment generates revenue predominantly from the United States for all periods presented (see Note 13).

  Impact of Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and management believes that the adoption of the Statement will not have a significant impact on the financial position, operating results or cash flows of the Company.

  Reclassifications--Certain reclassifications, none of which affected net loss, have been made to prior year's amounts in order to conform to the current year's presentation. Hosting, content and website costs represent the Company's cost of goods sold.

2. Business Combination

  On April 17, 1998, the Company acquired WebChat in a tax-free reorganization in which a wholly owned subsidiary of the Company was merged directly into WebChat. The Company has exchanged approximately 316,000 shares of Infoseek Corporation common stock and has reserved approximately 11,000 shares for WebChat options assumed by the Company. Each share exchanged represents 0.03 share of common stock of the Company for each share of the common, and preferred stock of WebChat. Merger related expenses were not significant and were recorded in the second quarter of 1998. The merger has been accounted for under the pooling of interests method.

  A reconciliation of revenues and net loss of the Company, as previously reported, WebChat and combined for the year ended December 31, 1997 is as follows:

                                                               Revenues Net loss
                                                               -------- --------
                                                                (In thousands)
   Infoseek................................................... $34,603  $24,623
   WebChat....................................................     479    1,939
                                                               -------  -------
   Combined................................................... $35,082  $26,562
                                                               =======  =======

3. Fair Value of Financial Instruments

  The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

                                                 At October 3, 1998
                                                ---------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Estimated
                                        Cost      Gains      Losses   Fair Value
                                      --------- ---------- ---------- ----------
                                                   (In thousands)
Short-term investments
Commercial paper.....................  $46,823     $--        $--      $46,823
Money market fund....................    4,417      --         --        4,417
                                       -------     ----       ----     -------
Total................................  $51,240     $--        $--      $51,240
                                       =======     ====       ====     =======
                                                At December 31, 1997
                                                ---------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Estimated
                                        Cost      Gains      Losses   Fair Value
                                      --------- ---------- ---------- ----------
                                                   (In thousands)
Short-term investments
Commercial paper.....................  $23,007     $--        $--      $23,007
Government agency notes..............    4,003        2        --        4,005
Money market fund....................    1,106      --         --        1,106
                                       -------     ----       ----     -------
Total................................  $28,116     $  2       $--      $28,118
                                       =======     ====       ====     =======

  Realized gains and losses were insignificant during the nine months ended October 3, 1998 and September 30, 1997 and for the years ended December 31, 1997 and 1996.

4. Obligations

  In March 1997, the Company entered into a four year, $5,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus 0.25% (8.75% at October 3, 1998 and December 31, 1997). Under the terms of the agreement, the Company grants a security interest in certain assets of the Company and must maintain financial covenants including minimum tangible net worth and others based on monthly cash balances. Under the equipment term loan facility, the Company is restricted in its ability to pay dividends. Interest-only payments will be made during the first twelve months and borrowings and interest will be repaid on a straight-line basis over 36 months beginning in month thirteen of the facility. As of October 3, 1998 and December 31, 1997, there was approximately $4,345,000 and $5,000,000 outstanding against the term loan facility, respectively.

  In February 1997, WebChat entered into a three and one half year $300,000 equipment term loan facility. The Company repaid the equipment term loan during the nine months ended October 3, 1998 and no amount was outstanding under the equipment term loan facility as of October 3, 1998. As of December 31, 1997, there was approximately $265,000 outstanding against the term loan facility.

  In 1996 and 1995, the Company entered into term loan agreements with a lending institution under which the Company borrowed approximately $3,540,000 to finance the purchase of equipment. Borrowings made under the agreement are due over 37 months, bear interest ranging from 15.80% to 16.39%, and are secured by certain assets of the Company. As of October 3, 1998 and December 31, 1997, approximately $1,006,000 and $1,803,000 were outstanding against the term loan agreements, respectively.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

  Maturities under these obligations are as follows:

                                                                 October 3, 1998
                                                                 ---------------
                                                                 (In thousands)
   1999.........................................................     $2,683
   2000.........................................................      1,810
   2001.........................................................        858
                                                                     ------
                                                                     $5,351
                                                                     ======

5. Commitments

  The Company leases its facilities under operating lease agreements which expire at various dates through 2006. Total rent expense for the nine months ended October 3, 1998 and September 30, 1997 was $2,003,000 and $866,000,
respectively, and for the years ended December 31, 1997 and 1996, total rent expense was $1,397,000 and $379,000, respectively. In January 1998, the Company signed an agreement to sublease approximately 20,500 square feet of its Sunnyvale, California facility. In connection with the sublease agreement, the Company will receive future rent payments of approximately $393,000 in 1999. For the nine months ended October 3, 1998, the Company recorded sublease rental income of $279,000.

  The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements is included in property and equipment and aggregated $704,000 at October 3, 1998. Related accumulated amortization was $209,000 at October 3, 1998. Amortization expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are secured by the related equipment, and the Company is required to maintain liability and property damage insurance.

  Future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                         October 3, 1998
                                                 -------------------------------
                                                 Operating Leases Capital Leases
                                                 ---------------- --------------
                                                         (In thousands)
   1999.........................................       2,735            269
   2000.........................................       2,483            243
   2001.........................................       2,059            105
   2002.........................................       1,789            --
   2003.........................................         282            --
                                                      ------           ----
   Total minimum payments.......................      $9,348            617
                                                      ======
   Less amount representing interest............                        (45)
                                                                       ----
                                                                        572
   Less current portion.........................                       (259)
                                                                       ----
                                                                       $313
                                                                       ====

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

Netscape

  Historically, a large portion of the Company's traffic was derived through the Web page of Netscape Communications Corporation ("Netscape"). In March 1996, the Company entered into an agreement with Netscape, which provided that the Company would be listed as a Premier Provider on Netscape's Web page for the period from April 10, 1996 to March 31, 1997. This agreement with Netscape provided for payments of up to an aggregate of $5,000,000 in cash and reciprocal advertising ($3,500,000 in cash and $1,500,000 in reciprocal advertising) over the course of the one-year term of the agreement. In March 1997, Infoseek renewed its agreement with Netscape under terms that extended the current contract through April 30, 1997 and thereafter provided for Infoseek to be one of four premier providers displayed on Netscape's Web page for the period of May 1, 1997 through April 30, 1998. The renewed agreement with Netscape provided for payments of up to an aggregate of $12,500,000 in cash and reciprocal advertising ($10,000,000 in cash and $2,500,000 in reciprocal advertising) over the term of the agreement.

  As of June 1, 1998, the Company had entered into an one-year agreement with Netscape with terms that provide for the Company to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services (along with Excite, Netscape, Lycos, Alta Vista, and LookSmart). Under the terms of the agreement, the Company will receive 15% of premiere provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. The Company and Netscape subsequently renegotiated the agreement (see Note 15).

  During the nine months ended October 3, 1998 and September 30, 1997, the Company recognized $6,595,000 and $5,416,000, respectively, of expense related to this agreement and for the years ended December 31, 1997 and 1996, the Company recognized $9,583,000 and $3,750,000, respectively, of expense related to this agreement. The costs of the Netscape agreement are being recognized ratably over the term of the agreement. As of October 3, 1998, the Company has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement. At December 31, 1997, the Company had $7,555,000 of cash commitment remaining in connection with the agreement. At October 3, 1998 and December 31, 1997, $1,558,000 and $4,221,000 are included in accrued liabilities to service providers, respectively.

  In July 1997, the Company entered into an one-year agreement with Netscape whereby it was designated as a premier provider of international search and navigational guide services for the Netscape Net Search Program. Under the terms of the agreement, the Company will provide services for 10 Netscape local Web sites. The Company's agreement with Netscape provides for payments ranging from a minimum of $666,000 ($400,000 in cash and $266,000 in reciprocal advertising) to a maximum of $1,219,000 ($677,000 in cash and $542,000 in reciprocal advertising) depending on the level of traffic delivered by Netscape. For the nine months ended October 3, 1998 and September 30, 1997, the Company incurred sales and marketing expenses of approximately $506,000 and $100,000 under this agreement, respectively. During the year ended December 31, 1997, Netscape delivered traffic at the minimum level and as a result the Company recognized sales and marketing expenses of approximately $333,000 under this agreement. As of October 3, 1998, the Company had a cash commitment of $248,000. At December 31, 1997, the Company had a cash commitment ranging from a minimum of $74,000 to a maximum of $351,000 depending on the level of traffic delivered by Netscape in connection with this agreement. This agreement originally expired on June 30, 1998, but was subsequently extended to September 30, 1998 under similar terms.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

Microsoft and WebTV Networks

  The Company also had an agreement with Microsoft Corporation ("Microsoft") to provide navigational services on certain Microsoft web sites through which the Company also receives traffic. In exchange for such traffic, the Company made available to Microsoft advertising space on the Infoseek service free of charge. Effective October 1, 1998, the Company terminated the agreement and entered into a new agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the new twelve month Microsoft agreement, the Company is obligated to pay an aggregate of $10,675,000 for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18,000,000. The accounting treatment for the Microsoft agreement will result in amortizing the obligation over the one-year term of the agreement, beginning in the quarter ended January 2, 1999 which is the quarter that the service is launched. In connection with the agreement, the Company made a prepayment of $5,338,000 as of October 3, 1998, which is included in prepaid to service providers.

  In addition, the Company entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which the Company will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, the Company is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement which was effective on August 28, 1998, the Company is obligated to make cash payments to WebTV totaling $26,000,000, with $15,000,000 of such amount being payable in advance for the first five quarters upon mutual acceptance of the technology by both parties. In October 1998, the Company and WebTV mutually accepted the technology pursuant to the agreement and, accordingly, $15,000,000 was recorded in prepaid to service providers of which $500,000 has been paid in cash and $14,500,000 is included in accrued liabilities to service providers at October 3, 1998. The remaining $11,000,000 is being paid ratably over the last three quarters of the agreement term. Such payments by the Company are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. The Company is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of the Company's total payment obligations to WebTV under the agreement, with allocations of such revenue between the Company and WebTV being made beyond this pre-determined amount.

Contingencies

  From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

6. Restructuring and Other Charges

  During the second quarter of 1997, the Company recorded restructuring and other charges of approximately $7,400,000, of which approximately $6,200,000 related to a program to discontinue certain business arrangements, which were determined to be non-strategic, and approximately $1,200,000 related to management changes. Of these restructuring charges, approximately $5,000,000 involved cash outflows, all of which had been completed as of October 3, 1998. Non-cash restructuring charges of approximately $2,400,000 related primarily to the write-down of certain non-strategic business assets. There were no material changes to the restructuring plan or in the estimates of the restructuring costs. As of October 3, 1998, the Company had fully utilized its restructuring reserve.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

7. Shareholders' Equity

  Preferred Stock--On May 15, 1996, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock. In connection with this action, the Board has the authority to issue in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, without further vote or action by the shareholders. No such shares have been issued to date.

  Convertible Preferred Stock--Through May of 1996, the Company issued series A, B, C, and E convertible preferred stock. A portion of the Series E convertible preferred stock was redeemable at the request of the holder. On June 11, 1996 the Company completed its initial public offering and at that time all outstanding shares of convertible preferred stock were converted into common stock on a one-for-one basis.

  Common Stock--On May 15, 1996, the Company's Shareholders approved a 3-for-4 reverse stock split of the Company's preferred and common stock. All outstanding preferred, common and common equivalent shares in the accompanying financial statements have been retroactively adjusted to give effect to this reverse stock split. At the same time, the Board of Directors approved the increase of authorized common stock to 60,000,000 shares.

  Founders' Common Stock--The Company has the right, at any time within sixty days after termination of a founder's employment or service, to repurchase certain common shares at the price per share paid by the founder. The Company's right to repurchase lapses with respect to 25% of the total number of shares held by the founder, commencing twelve months after purchase, and in monthly increments of 2.08% of the total number of shares thereafter. There were no founders' common shares subject to repurchase as of October 3, 1998 and at December 31, 1997 there were 7,000 founders' common shares subject to repurchase.

  Notes Receivable from Shareholders--During 1997 and 1996, the Company entered into agreements with certain officers and employees to sell approximately 38,000 and 412,000 shares, respectively, of the Company's common stock in exchange for full recourse promissory notes. The shares are subject to repurchase by the Company, and such repurchase options lapse in monthly increments of 2.08% of the total number of shares purchased. At October 3, 1998 and December 31, 1997, there were approximately 53,000 and 88,500 common shares, respectively, subject to repurchase by the Company.

  Follow-On Public Offering--In February 1998, the Company completed a follow-on public offering of 3,450,000 shares of Common Stock and received proceeds of approximately $43,015,000 net of underwriting discounts, commissions and other offering costs.

  Common Stock Reserved For Future Issuance--Shares of common stock reserved for future issuance are as follows:

                                                                 October 3, 1998
                                                                 ---------------
                                                                 (In thousands)
   Stock option plan............................................      6,773
   Employee stock purchase plan.................................        499
                                                                      -----
                                                                      7,272
                                                                      =====

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

8. Stock Option/Stock Issuance Plan

  The Company's Stock Option Plan (the "Predecessor Plan") provides for the grant of incentive stock options and non statutory stock options to employees and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors.

  In April 1996, the Board of Directors adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") which was approved by the Company's shareholders on May 15, 1996. The 1996 Plan is intended to serve as the successor equity incentive stock issuance program to the Predecessor Plan. Under the 1996 Plan, 7,225,000 shares of common stock have been authorized for issuance. In June 1998, the Company's shareholders ratified and approved to increase the number of shares available for grant by 1,500,000 to a total of 8,725,000 for the 1996 Stock Option/Stock Issuance Plan. The 1996 Plan is divided into three separate components: the Discretionary Option Grant Program under which eligible individuals may be granted options to purchase shares of common stock at an exercise price of not less than 85% of their fair market value on the grant date; the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly through the purchase of such shares at a price of not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services; and the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. The vesting and exercise provisions of the option grants are determined by the Board of Directors. Options generally vest and become exercisable as to 25% of the shares one year from the date of grant and the balance in monthly increments over the subsequent three years of service. Options expire no later than ten years from the date of grant.

  In conjunction with the acquisition of WebChat in April 1998 (see Note 2), the Company also reserved approximately 11,000 shares for option grants under the WebChat Communications, Inc. 1996 Stock Option Plan. The plan is administered by the Company's Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees or consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options become exercisable and vest over a period of at least five years from the date of grant. Unexercised options expire ten years after the date of grant.

  The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. The Company, under APB No. 25, generally does not recognize compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Through October 3, 1998 and December 31, 1997, the Company recorded aggregate deferred compensation of $6,018,000 and $5,666,000, respectively, representing the difference between the grant price and the deemed fair value of the Company's common stock granted during those periods. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically four years. For the nine months ended October 3, 1998 and September 30, 1997, amortized expenses were $314,000 and $717,000, respectively, and for the years ended December 31, 1997 and 1996, the amortized expenses were $832,000 and $1,346,000, respectively.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this statement. For options granted during the nine months ended October 3, 1998, the fair value was estimated at the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions: weighted-average risk free interest rate of 5.36%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of .99; and a weighted-average expected life of the option of five years. The fair value for options granted during 1997 was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rate ranging from 5.53% to 6.77%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of .87; and a weighted-average expected life of the option of five years for officers and four years for non officers. Subsequent to the Company's initial public offering in June 1996, the fair value of options granted during the balance of 1996 were estimated with the following weighted average assumptions: risk-free interest rates ranging from 5.18% to 6.58% in 1996; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of .80; and a weighted-average expected life of the option of five years for officers and four years for non officers. The fair value for options granted prior to the Company's initial public offering in June 1996 were estimated at the date of grant using the minimum value method and have a volatility factor of zero.

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       Nine Months
                                          Ended    Years Ended December 31,
                                       October 3,  --------------------------
                                          1998         1997          1996
                                       ----------- ------------  ------------
                                       (In thousands, except per share data)
   Pro forma net loss.................  $(12,345)  $    (30,919) $    (17,328)
   Pro forma basic and diluted net
    loss per share....................  $  (0.40)  $      (1.16) $      (0.78)

  Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until fiscal 2000.

  In July 1997, the Board of Directors authorized the repricing of options to purchase 821,300 shares of common stock effective on July 23, 1997 to the then fair market value of $6.13 per share. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms, except they may not be exercised until January 9, 1998. Executive officers, consultants and members of the Board of Directors were not eligible to participate in the repricing.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

  A summary of the Company's stock option activity and related information for the nine months ended October 3, 1998 and the years ended December 31, 1997 and 1996 are as follows (as described in Note 2, amounts used in 1997 have been restated to reflect the April 17, 1998 merger with WebChat):

                                 October 3,              December 31,              December 31,
                                    1998                     1997                      1996
                          ------------------------ ------------------------- ------------------------
                                  Weighted Average          Weighted Average         Weighted Average
                          Options  Exercise Price  Options   Exercise Price  Options  Exercise Price
                          ------- ---------------- -------  ---------------- ------- ----------------
                          (In thousands, except weighted average exercise price and per share data)
Outstanding -- beginning
 of
 period.................   4,158       $ 4.92       4,921        $2.10        3,074       $0.13
Granted.................   2,451       $20.41       4,418        $6.61        2,851       $3.98
Exercised...............    (480)      $ 3.17      (1,456)       $0.79          (54)      $0.11
Canceled................    (337)      $13.81      (3,725)       $4.79         (957)      $1.51
                           -----                   ------                     -----
Outstanding -- end of
 period.................   5,792       $11.12       4,158        $4.92        4,914       $2.10
                           =====                   ======                     =====
Exercisable at end of
 period.................   1,171       $ 3.99         583        $2.63          845       $0.35
Weighted average fair
 value of options
 granted during the
 period.................               $15.63                    $4.48                    $3.79

  Outstanding and Exercisable By Price Range as of October 3, 1998:

                               Options Outstanding         Options Exercisable
                       ----------------------------------- --------------------
                           Number      Weighted              Number
                        Outstanding     Average   Weighted Exercisable Weighted
                           as of       Remaining  Average     as of    Average
       Range of          October 3,   Contractual Exercise October 3,  Exercise
   Exercise Prices          1998         Life      Price      1998      Price
   ---------------     -------------- ----------- -------- ----------- --------
                       (In thousands)   (Years)          (In thousands)
$0.00--$5.00..........     2,374         7.56      $ 3.83       918     $3.27
$5.01--$12.50.........     1,268         8.41      $ 8.41       253     $6.60
$12.51--$25.00........     1,904         9.62      $19.35       --        --
$25.01--$37.00........       246         9.68      $31.70       --        --
                           -----         ----      ------     -----     -----
                           5,792         8.51      $11.12     1,171     $3.99
                           =====         ====      ======     =====     =====

9. Employee Stock Purchase Plan

  In April 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through their periodic payroll deductions. An aggregate of 187,500 shares of common stock were originally reserved for the Purchase Plan. In June 1998, the Company's shareholders increased the number of shares reserved by 400,000 to a total of 587,500, of which 88,866 had been issued through October 3, 1998. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% (up to a maximum of 1,000 shares per year) of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Company does not recognize compensation cost related to employee purchase rights

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited) under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1998: a risk free interest rate of 5.36%; dividend yield of 0.0%; expected volatility factor of .99; an expected life of six months; for those granted in 1997: a risk free interest rate of 6.0%; dividend yield of 0.0%; expected volatility factor of .87; an expected life of six months; and for those granted in 1996: a risk free interest rate of 5.0%; dividend yield of 0.0%; expected volatility factor of .80; an expected life of six months. The weighted average estimated fair value of the Purchase Plan shares granted in 1998 was $5.42.

10. Income Taxes

  Due to the Company's loss position, there was no provision for income taxes for any period presented.

  As of October 3, 1998, the Company has federal and state net operating loss carryforwards of approximately $40,000,000 and $17,000,000, respectively. The federal net operating loss carryforwards will expire in the years 2009 through 2013, and the state net operating loss carryforwards will expire in the years 1999 through 2013. The Company has federal and state research and experimentation credits of approximately $880,000 and $780,000, respectively, that will expire in the years 1999 through 2013. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets consisted of the following at:

                                                         October 3, December 31,
                                                            1998        1997
                                                         ---------- ------------
                                                             (In thousands)
   Deferred tax assets:
     Net operating losses...............................  $ 15,046    $ 17,448
     Research credit carryforwards......................       925         406
     Other individually insignificant items.............     5,604       1,691
                                                          --------    --------
       Total deferred tax assets........................    21,575      19,545
     Valuation allowance................................   (21,575)    (19,545)
                                                          --------    --------
       Total net deferred tax assets....................  $    --     $    --
                                                          ========    ========

  The change in the valuation allowance was a net increase of approximately $2,030,000, $10,545,000 and $6,409,000 for the nine months ended October 3,
1998 and for the years ended December 31, 1997 and 1996, respectively.

11. Employee Benefit Plan

  In January 1996, the Company adopted a plan to provide retirement and incidental benefits for its eligible employees, known as the Infoseek Corporation 401(k) Plan ("The Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants in the Plan may make salary deferrals of up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company, at its discretion, may elect to make contributions to the Plan on behalf of its eligible participants. The Company has made no such contributions to date.

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

12. Related Party Transactions

  Bell Atlantic, with a representative on the Company's Board of Directors, is considered a related party. In March 1996, the Company and Bell Atlantic entered into a one-year agreement, which provided for the Company's display of the Big Yellow logo within the Infoseek Service. According to the terms of the agreement, Bell Atlantic agreed to pay to the Company up to an aggregate of $4,600,000, in monthly payments, which amount would be decreased proportionately if the number of impressions of the Big Yellow logo were below a specified number. In February 1997, the Company signed an amendment with Bell Atlantic extending the term of the original agreement, dated March 1996, through June 1998 in exchange for an additional $1,400,000, for a total of $6,000,000, in monthly payments. The terms and conditions of the amended agreement were substantially the same, except for elimination of certain exclusivity and reimbursement provisions. The Company recognized revenue of $1,298,000 and $2,116,000 for the nine months ended October 3, 1998 and September 30, 1997, respectively, and $2,820,000 and $1,882,000 in connection with this agreement for the years ended December 31, 1997 and 1996, respectively. Amounts receivable from and payable to such related party were insignificant at October 3, 1998 and December 31, 1997.

13. Segment Information

  The Company predominantly operates in one business segment--providing Internet search and navigation products and services for which the Company receives advertising revenues from its customers. Advertising revenues totaled $45,044,000, $21,062,000, $32,941,000, and $14,951,000 for the nine months ended October 3, 1998 and September 30, 1997 and for the years ended December 31, 1997 and 1996, respectively. During the nine months ended October 3, 1998, approximately 11% of the Company's total revenues related to the sale of its Ultraseek software licenses and support. Software licensing revenues amounted to less than 10% of total revenues for the nine months ended September 30, 1997 and the years ended December 31, 1997 and 1996. With the acquisition of Starwave Corporation (see Note 15), software licensing revenues are expected to fall below 10% of total revenues during fiscal 1999 and on a go forward basis.

  The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability from the Company's Internet search navigation products and services or from its Ultraseek software licenses and support.

  Total revenues generated from U.S. customers totaled $49,990,000, $22,319,000, $34,777,000 and $15,095,000 of total revenues for the nine months ended October 3, 1998 and September 30, 1997, and for the years ended December 31, 1997 and 1996, respectively. Total revenues generated from foreign customers totaled $725,000, $88,000 and $305,000, respectively, of total revenues for the nine months ended October 3, 1998 and September 30, 1997, and for the year ended December 31, 1997, respectively (none for the year ended December 31, 1996). For the nine months ended September 30, 1997 and for the year ended December 31, 1996, revenues from Bell Atlantic amounted to approximately 10% and 12% of total revenues, respectively (see Note
12).

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

14. Net Loss Per Share

  The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                Years Ended
                                       Nine Months Ended       December 31,
                                    ------------------------ ------------------
                                    October 3, September 30,
                                       1998        1997        1997      1996
                                    ---------- ------------- --------  --------
   Numerator:
   Net loss.......................   $(5,694)    $(21,914)   $(26,562) $(15,938)
                                     -------     --------    --------  --------
   Numerator for basic and diluted
    net loss per share............   $(5,694)    $(21,914)   $(26,562) $(15,938)
                                     =======     ========    ========  ========
   Weighted average of common
    shares........................    30,512       26,270      26,627    14,076
   Conversion of preferred stock
    not included in shares related
    to SEC Staff Accounting
    Bulletin 98...................       --           --          --      8,044
                                     -------     --------    --------  --------
   Denominator for basic and di-
    luted net loss per share......    30,512       26,270      26,627    22,120
                                     =======     ========    ========  ========
   Basic and diluted net loss per
    share.........................   $ (0.19)    $  (0.83)   $  (1.00) $  (0.72)
                                     =======     ========    ========  ========

15. Subsequent Events (Unaudited)

  On July 24, 1998, the Company entered into an agreement to acquire Quando, Inc. ("Quando") for approximately $17,000,000, subject to adjustment, in shares of the Company's common stock. On January 15, 1999, the Company completed its acquisition of Quando in a tax-free reorganization in which a wholly-owned subsidiary of Infoseek was merged directly into Quando for 396,591 shares of Infoseek Common Stock. The Company also reserved approximately 26,000 shares of Infoseek Common Stock for Quando options assumed by the Company. The acquisition of Quando was accounted for using the purchase method of accounting. Infoseek incurred direct costs of $1,500,000 as a result of its acquisition of Quando which will be accounted for as part of the purchase price of the transaction.

  Based upon the fair value of Quando and the preliminary allocation of the consideration paid for the assets and liabilities of Quando, the Company recorded approximately $17,715,000 in goodwill, developed technology and assembled workforce intangibles which will be amortized on a straight-line basis over a two year period. In addition, the Company incurred write-offs related to in-process research and development of approximately $4,300,000.

  On November 9, 1998, the Company renewed the international agreement with Netscape for which the Company will be one of the non-exclusive premier providers for search and directory services in seven foreign sites for the period of October 1, 1998 to September 30, 1999. Under the terms of the renewed agreement, the Company will pay Netscape a one-time $120,000 nonrecurring engineering fee with additional quarterly payments being made based upon established rates for impressions delivered by Netscape. The agreement may be terminated by either party upon sixty days prior written notice to the other party.

  On November 11, 1998, the Company received notice from Netscape of their intent to either terminate the contract or negotiate a new agreement to afford Infoseek with different positioning or a lower rotation percentage on the Netscape site on pricing terms to be mutually agreed. On November 25, 1998, the Company and Netscape renegotiated the terms of the June 1998 agreement to provide for the purchase of 5% of Netscape's available

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited) search traffic beginning January 11, 1999 and through the duration of the agreement which terminates May 31, 1999. Under the new agreement, the Company is charged a higher rate for certain traffic received. The maximum payment cap is $12,500,000, less any payments made under the prior agreement.

  On November 18, 1998, the Company completed its acquisition of Starwave Corporation ("Starwave"), a subsidiary of The Walt Disney Company ("Disney") whereby the Company issued 25,932,681 shares of common stock in exchange for all outstanding Starwave shares. The Company also reserved 2,205,316 shares of common stock in connection with outstanding stock options of Starwave to be assumed by the Company. The fair value of the Company's shares and options issued was approximately $897,800,000.

  A new holding company structure was established as a result of the acquisition. Starwave and Infoseek Corporation, a California corporation, became wholly-owned subsidiaries of the Infoseek Corporation, a Delaware corporation, (the "Holding Company") which is a registered public company incorporated in Delaware. The authorized capital stock of the Holding Company consists of 500,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value Preferred Stock. Disney also purchased an additional 2,642,000 unregistered shares of the Holding Company's common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of the Holding Company's common stock (the "Warrant") in exchange for approximately $70,000,000 in cash and a $139,000,000 five-year promissory note. The Warrant generally enables Disney to achieve a majority stake in the Company over a three year period.

  Infoseek expects to incur increased operating expenditures associated with its expanded operations resulting from the transaction, as well as the development, launch and promotion of GO Network. In this regard, Infoseek has agreed to use commercially reasonable efforts to meet certain spending requirements for GO Network pursuant to the terms of a license agreement between Infoseek and Disney related to GO Network. Subject to adjustment by unanimous vote of the two member advisory committee established pursuant to a product management agreement between Infoseek and Disney, these spending requirements for GO Network for the first three years are $40,500,000, $58,300,000 and $64,800,000, respectively. In addition, pursuant to a promotional services agreement (the "Promotional Services Agreement"), Infoseek has agreed to purchase approximately $165,000,000 in promotional services over a five-year period for GO Network. The amounts spent on the purchase of promotional services under the promotional services agreement apply towards the spending requirements under the license agreement.

  In addition, under a license agreement entered into by and between Disney and Infoseek, Disney has agreed to grant to Infoseek a worldwide license to exploit the trademarks and Web addresses associated with GO Network and Infoseek has agreed to pay Disney royalties. Royalties are calculated as one percent (1%) of Infoseek's revenues other than revenues derived from software sales and services. Royalties under the license agreement will not be earned nor paid until the end of any Infoseek fiscal year in which Infoseek has positive earnings before interest, taxes, and amortization ("EBITA") as defined and royalty payments in any year will not exceed 15% of EBITA in such year as defined.

  Disney also has certain contractual rights to maintain its initial percentage stock and warrant ownership through direct purchases from the Company in the event of dilutive issuances. The Company may be required to sell to Disney certain shares of common stock and issue warrants at prices below fair market value at the time of purchase which may result in future material charges adversely affecting the Company's results of operations.

  The Company expects to incur approximately $22,000,000 in acquisition costs which will be included in the purchase price of Starwave. As of October 3, 1998, the Company had incurred approximately $2,800,000 of

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited) these direct acquisition costs. The Company is accounting for the Starwave acquisition under the purchase method of accounting. In the quarter ended January 2, 1999, the Company recorded approximately $658,500,000 in goodwill and joint venture relationships which will be amortized on a straight-line basis over a ten year period. Also, the Company recorded approximately $45,200,000 for developed technology and assembled workforce which will be amortized on a straight-line basis over a two-year period. In addition, the Company incurred write-offs related to in-process research and development in the amount of $72,600,000.

  In conjunction with the acquisitions of Starwave and Quando, the Company expects to incur $7,500,000 of integration costs, of which $1,400,000 was included in the results of operations for the nine months ended October 3, 1998. The remaining $6,100,000 will be included in the Company's future operations.

16. Quarterly Financial Data (Unaudited)

                                       Three Months Ended
                                --------------------------------------
                                March 31,    June 30,     October 3,
                                   1998        1998          1998
                                -----------  ----------   ------------
                                (In thousands, except per share data)
Total revenues.................  $   14,453  $   17,066    $   19,196
Costs and expenses:
  Hosting, content and website
   costs.......................       2,154       2,524         3,278
  Research and development.....       2,130       2,667         2,635
  Sales and marketing..........      10,577      11,863        12,704
  General and administrative...       1,862       2,061         3,953
                                 ----------  ----------    ----------
    Total costs and expenses...      16,723      19,115        22,570
                                 ----------  ----------    ----------
Operating loss.................      (2,270)     (2,049)       (3,374)
Net interest income............         470         782           747
                                 ----------  ----------    ----------
Net loss.......................  $   (1,800) $   (1,267)   $   (2,627)
                                 ==========  ==========    ==========
Basic and diluted net loss per
 share.........................  $    (0.06) $    (0.04)   $    (0.08)
                                 ==========  ==========    ==========

                             INFOSEEK CORPORATION

                   (Information pertaining to the nine month
                 period ended September 30, 1997 is unaudited)

                                             Three months ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                  1997      1997        1997          1997
                                --------- --------  ------------- ------------
                                    (In thousands, except per share data)
Total revenues.................  $ 6,240  $  7,786     $ 8,381      $12,675
Costs and expenses:
  Hosting, content and website
   costs.......................    1,297     1,533       1,567        1,922
  Research and development.....    1,728     2,374       1,777        2,021
  Sales and marketing..........    6,650     7,541       8,329       11,800
  General and administrative...    1,470     1,825       1,947        1,800
  Restructuring and other
   charges.....................      --      7,349         --           --
                                 -------  --------     -------      -------
    Total costs and expenses...   11,145    20,622      13,620       17,543
                                 -------  --------     -------      -------
Operating loss.................   (4,905)  (12,836)     (5,239)      (4,868)
Net interest income............      400       379         287          220
                                 -------  --------     -------      -------
Net loss.......................  $(4,505) $(12,457)    $(4,952)     $(4,648)
                                 =======  ========     =======      =======
Basic and diluted net loss per
 share.........................  $ (0.17) $  (0.47)    $ (0.19)     $ (0.17)
                                 =======  ========     =======      =======

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1996      1996        1996          1996
                                 --------- --------  ------------- ------------
                                     (In thousands, except per share data)
Total revenues.................   $ 1,731  $ 3,286      $ 4,007      $ 6,071
Costs and expenses:
  Hosting, content and website
   costs.......................       690      729          827          948
  Research and development.....       934      950        1,218        1,448
  Sales and marketing..........     2,757    5,566        5,219        6,913
  General and administrative...       860      919        1,091        1,307
                                  -------  -------      -------      -------
    Total costs and expenses...     5,241    8,164        8,355       10,616
                                  -------  -------      -------      -------
Operating loss.................    (3,510)  (4,878)      (4,348)      (4,545)
Net interest income (expense)..       (58)     155          652          594
                                  -------  -------      -------      -------
Net loss.......................   $(3,568) $(4,723)     $(3,696)     $(3,951)
                                  =======  =======      =======      =======
Basic and diluted net loss per
 share.........................   $ (0.18) $ (0.25)     $ (0.15)     $ (0.16)
                                  =======  =======      =======      =======

  The 1997 quarterly amounts have been restated to reflect the April 17, 1998 merger with WebChat. The 1996 quarterly amounts have not been restated due to WebChat amounts being insignificant.

                              STARWAVE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of PricewaterhouseCoopers LLP.......................................  85
Report of KPMG LLP.........................................................  86
Consolidated Balance Sheets as of October 4, 1998, September 28, 1997 and
 December 31, 1996.........................................................  87
Consolidated Statements of Operations for the Year Ended October 4, 1998,
 Nine months Ended September 28, 1997 and Year Ended December 31, 1996 ....  88
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
 the Year Ended October 4, 1998, Nine months Ended September 28, 1997 and the Year Ended December 31, 1996..........................................  89
Consolidated Statements of Cash Flows for the Year Ended October 4, 1998,
 Nine months Ended September 28, 1997 and Year Ended December 31, 1996.....  90
Notes to Consolidated Financial Statements.................................  91

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Starwave Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Starwave Corporation and its subsidiaries at October 4, 1998 and September 28, 1997, and the results of their operations and their cash flows for the year ended October 4, 1998 and the nine months ended September 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As described in Note 1, in April 1997, May 1998 and November 1998 the Company completed a number of transactions which significantly changed its capital and operating structure.

PricewaterhouseCoopers LLP

Seattle, Washington
November 18, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Starwave Corporation:

  We have audited the accompanying balance sheet of Starwave Corporation as of December 31, 1996, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starwave Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG LLP

Seattle, Washington
February 7, 1997

                              STARWAVE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                           October 4,  September 28, December 31,
                                              1998         1997          1996
                                           ----------  ------------- ------------
                 ASSETS
                 ------
Cash and cash equivalents................  $   1,415     $  18,306     $    305
Accounts receivable, net.................        165           163        2,950
Accounts receivable from related
 parties.................................        897           611           --
Receivable from affiliate................        516         1,292           --
Other receivables........................         10            60           73
Deferred royalties, net..................         --            --          783
Prepaid expenses and other assets........        803           378          787
Equipment and leasehold improvements, net
 (Note 3)................................      4,629         4,323        4,815
Investment in affiliates.................      7,377         4,328
                                           ---------     ---------     --------
                                           $  15,812     $  29,461     $  9,713
                                           =========     =========     ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIT)
  ------------------------------------
Accounts payable.........................  $   1,816     $   1,500     $  3,277
Accrued compensation.....................      3,365         1,555          629
Accrued royalties........................        250           500        2,087
Accrued liabilities of discontinued
 operations (Note 9).....................        347           359          519
Other accrued liabilities................         66                        118
Due to affiliates........................      1,023         1,922           --
Deferred revenue.........................         60            11          651
Loans from shareholder (Note 4)..........         --            --       84,888
                                           ---------     ---------     --------
    Total liabilities....................      6,927         5,847       92,169
                                           ---------     ---------     --------
Commitments (Notes 6 and 8)
Shareholders' equity (deficit)
  Common stock A, $.01 par value;
   authorized 250,000 shares in 1998,
   1997 and 1996; issued and outstanding
   57,660 shares in 1998, 55,512 shares
   in 1997 and 34,214 shares in 1996.....        576           555          342
  Common stock B, $.01 par value;
   authorized 80,000 shares in 1998, 1997
   and 1996, issued and outstanding
   39,869 shares in 1998 and 1997, and no
   shares in 1996........................        399           399           --
  Additional paid-in capital.............    127,198       123,095          138
  Deferred stock option compensation
   expense...............................     (3,599)         (172)        (246)
  Accumulated deficit....................   (115,689)     (100,263)     (82,690)
                                           ---------     ---------     --------
    Total shareholders' equity
     (deficit)...........................      8,885        23,614      (82,456)
                                           ---------     ---------     --------
                                           $  15,812     $  29,461     $  9,713
                                           =========     =========     ========

          See accompanying notes to consolidated financial statements.

                              STARWAVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                      Year ended Nine-months ended  Year ended
                                      October 4,   September 28,   December 31,
                                         1998          1997            1996
                                      ---------- ----------------- ------------
Revenues............................   $  5,266      $  4,892        $  8,302
                                       --------      --------        --------
Operating expenses
  Cost of online services...........      3,143         7,185          18,170
  Development.......................      1,225         1,605           6,138
  Sales and marketing...............         94         1,589           5,492
  General and administrative........      2,772         2,527           4,845
                                       --------      --------        --------
    Total operating expenses........      7,234        12,906          34,645
                                       --------      --------        --------
Operating loss......................     (1,968)       (8,014)        (26,343)
                                       --------      --------        --------
Other income (expense)
  Loss from affiliate--EIV..........     (4,139)       (2,251)             --
  Loss from affiliate--AIV..........    (10,020)       (5,958)             --
  Interest income (expense), net....        748        (1,814)         (4,675)
  Other, net (Note 10)..............        (47)          464            (658)
                                       --------      --------        --------
    Net other expense...............    (13,458)       (9,559)         (5,333)
                                       --------      --------        --------
Loss from continuing operations.....    (15,426)      (17,573)        (31,676)
                                       --------      --------        --------
Discontinued operations (Note 9)
  Loss from operations of Multimedia
   CD-ROM segment...................         --            --          (1,046)
  Loss on disposal of Multimedia CD-
   ROM segment......................         --            --          (3,243)
                                       --------      --------        --------
    Loss from discontinued
     operations.....................         --            --          (4,289)
                                       --------      --------        --------
Net loss............................   $(15,426)     $(17,573)       $(35,965)
                                       ========      ========        ========
Basic and diluted net loss per share
 from continuing operations.........   $   (.16)     $  (0.25)       $  (0.99)
Basic and diluted net loss per share
 from discontinued operations.......         --            --           (0.14)
                                       --------      --------        --------
Basic and diluted net loss per
 share..............................   $   (.16)     $  (0.25)       $  (1.13)
                                       ========      ========        ========
Shares used in computing basic and
 diluted net loss per share.........     96,475        71,691          31,958
                                       ========      ========        ========

          See accompanying notes to consolidated financial statements.

                              STARWAVE CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)
           October 4, 1998, September 28, 1997 and December 31, 1996

                                                      Deferred                   Total
                          Common stock   Additional stock option             shareholders'
                          --------------  paid-in   compensation Accumulated     equity
                          Shares  Amount  capital     expense      deficit     (deficit)
                          ------  ------ ---------- ------------ ----------- -------------
Balances at December 31,
 1995...................  28,683   $287   $   (215)               $ (46,725)   $(46,653)
Exercise of stock
 options................   5,531     55        (41)                                  14
Deferred compensation
 expense related to
 issuance of stock
 options................      --     --        394    $  (394)           --          --
Amortization of deferred
 stock option
 compensation expense...      --     --         --        148            --         148
Net loss................                                            (35,965)    (35,965)
                          ------   ----   --------    -------     ---------    --------
Balance at December 31,
 1996...................  34,214    342        138       (246)      (82,690)    (82,456)
Exercise of stock
 options................   2,612     26        (20)        --            --           6
Stock repurchase........  (1,935)   (19)    (3,950)        --            --      (3,969)
Sale of common stock
  Common Stock A........  20,621    206     45,458         --            --      45,664
  Common Stock B........  39,869    399     81,469         --            --      81,868
Amortization of deferred
 stock option
 compensation expense...      --     --         --         74            --          74
Net loss................      --     --         --         --       (17,573)    (17,573)
                          ------   ----   --------    -------     ---------    --------
Balance at September 28,
 1997...................  95,381    954    123,095       (172)     (100,263)     23,614
Exercise of stock
 options................   2,148     21        144         --            --         165
Deferred compensation
 expense related to
 issuance of stock
 options................      --     --      4,232     (4,232)           --          --
Forfeitures of nonvested
 stock options..........      --     --       (273)       273            --          --
Amortization of deferred
 stock option
 compensation expense...      --     --         --        532            --         532
Net loss................      --     --         --         --       (15,426)    (15,426)
                          ------   ----   --------    -------     ---------    --------
Balance at October 4,
 1998...................  97,529   $975   $127,198    $(3,599)    $(115,689)   $  8,885
                          ======   ====   ========    =======     =========    ========

          See accompanying notes to consolidated financial statements.

                              STARWAVE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                      Year ended Nine-months ended  Year ended
                                      October 4,   September 28,   December 31,
                                         1998          1997            1996
                                      ---------- ----------------- ------------
Cash flows from operating activities
 Net loss............................  $(15,426)     $(17,573)       $(35,965)
 Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities
  Depreciation and amortization of
   equipment and leasehold
   improvements......................     2,855         1,629           2,170
  Equity in losses from affiliates...    14,159         8,209              --
  Loss on sale of equipment..........        21            36              90
  Amortization of deferred stock
   compensation expense..............       532            74             148
  Change in certain assets and
   liabilities
   Accounts receivable (trade) and
    accounts receivable from related
    parties..........................      (288)        2,176          (2,216)
   Receivable from affiliate and
    other receivables................       826        (1,279)            179
   Deferred royalties................                     783            (755)
   Prepaid expenses and other
    assets...........................      (425)          572            (253)
   Net assets and accrued liabilities
    of discontinued operations.......       (12)         (160)          1,571
   Accounts payable..................       316        (1,777)          2,567
   Accrued interest on loans from
    shareholder......................        --            --            (286)
   Accrued compensation..............     1,810           926             356
   Accrued royalties.................      (250)       (1,587)          2,087
   Due to affiliates.................      (899)        1,922             (47)
   Deferred revenue..................        49          (640)            353
   Other accrued liabilities.........        66          (118)            (59)
                                       --------      --------        --------
    Net cash provided by (used) in
     operating activities............     3,334        (6,807)        (30,060)
                                       --------      --------        --------
Cash flows from investing activities
 Purchase of equipment and leasehold
  improvements.......................    (3,182)       (1,336)         (3,358)
 Proceeds from sale of equipment.....        --            --              37
 Expenses incurred on behalf of
  affiliates.........................   (17,208)      (12,537)             --
                                       --------      --------        --------
    Net cash used in investing
     activities......................   (20,390)      (13,873)         (3,321)
                                       --------      --------        --------
Cash flows from financing activities
 Increase in loans from shareholder..        --        10,776          33,863
 Repayment of loans from
  shareholders.......................        --       (50,000)             --
 Decrease in bank overdraft..........        --            --            (191)
 Proceeds from sale of stock, net....        --        81,868              --
 Funds used for stock repurchase.....        --        (3,969)             --
 Proceeds from exercise of stock
  options............................       165             6              14
                                       --------      --------        --------
    Net cash provided by financing
     activities......................       165        38,681          33,686
                                       --------      --------        --------
Net (decrease) increase in cash and
 cash equivalents....................   (16,891)       18,001             305
Cash and cash equivalents at
 beginning of year...................    18,306           305              --
                                       --------      --------        --------
Cash and cash equivalents at end of
 year................................  $  1,415      $ 18,306        $    305
                                       ========      ========        ========
Supplemental disclosure of cash flow
 information
Cash paid during the year for
 interest............................  $     41      $  2,099        $  4,889
Schedule of noncash financing
 activities
Equity issued to shareholder in
 return for extinguishment of debt...        --      $ 45,664              --
Issuance of stock options............  $  4,232            --              --
Forfeitures of nonvested stock
 options.............................  $    273            --              --

          See accompanying notes to consolidated financial statements.

                             STARWAVE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           October 4, 1998, September 28, 1997 and December 31, 1996
                   (In Thousands, except per share amounts)

1. Change in capital and operating structure

  In April 1997, Starwave Corporation (the Company) completed a number of transactions to recapitalize its equity structure and change its operating structure as follows. As of April 22, 1997, The Walt Disney Company (Disney) purchased a controlling interest in the Company (Note 7). A portion of the proceeds from the sale of common stock to Disney was used to repay part of the outstanding balance under the loan from the Company's primary shareholder. The remaining balance of the loan from shareholder was converted to Class A common stock (Note 4). Effective April 1, 1997, the Company established a wholly owned subsidiary, Starwave Ventures, Inc. (SVI). Concurrent with the Disney equity transaction, two new partnerships were formed and the majority of the Company's operations were contributed to those partnerships. The Company maintains website hosting, software development and research, and the majority of its website operations costs are allocated to the partnerships. The structure and purpose of the partnerships is summarized in Note 2. From April 1997, substantially all of the Company's operations were transferred to the partnerships. Certain expenses of the partnerships are incurred by the Company and allocated to the partnerships.

  In May 1998, Disney completed the recapitalization by purchasing the remaining outstanding shares from the primary shareholder for a majority interest in the Company (Note 7).

  The Company and it shareholders have approved a merger of the Company and Infoseek Corporation (Infoseek) as of November 18, 1998 (Note 11).

2. Description of business and summary of significant accounting policies

Description of business

  The Company produces Internet-based services intended to appeal to broad consumer interests in sports, news and entertainment.

  Inherent in the Company's business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. Future revenues from online services are dependent on the continued growth and acceptance of the Internet, use of the Internet for information, publication, distribution and commerce, and acceptance of the Internet as an effective advertising medium. In 1997, the Company established partnerships with related parties to produce the online services summarized as follows:

ABC News/Starwave Partners

  On April 1, 1997, SVI and DOL Online Investments, Inc. (DOL), entered into a partnership for the production of Internet-based services intended to appeal to a broad consumer interest in news and entertainment-related content areas. SVI contributed the technical expertise, labor, and infrastructure, and DOL contributed licensed content. SVI is allocated a 60% economic interest in partnership losses, and a 50% interest in partnership gains. DOL is allocated a 40% economic interest in partnership losses and a 50% interest in partnership gains.

  The partners make contributions to the partnership based on actual development and production expenses incurred on behalf of the partnership or on formulas and sharing ratios for general and administrative expenses as defined in the partnership agreement. For the year ended October 4, 1998, contributions to the partnership totaled $19,137, of which $11,483 was contributed by SVI during the year and $1,023 is due to the partnership and is included in amounts due affiliates. For the nine months ended September 28, 1997, contributions to the

                             STARWAVE CORPORATION
partnership totaled $14,416, of which $8,660 was contributed by SVI during the year and $1,922 was due to the partnership and is included in amounts due affiliates. The Company considers the methodology of allocation of contributions reasonable.

ESPN/Starwave Partners

  On April 1, 1997, SVI and ESPN Online Investments, Inc. (EOL), entered into a partnership for the production of Internet-based services intended to appeal to a broad consumer interest in sports-related content areas. SVI contributed the technical expertise, labor and infrastructure, and EOL contributed licensed content. SVI is allocated a 60% economic interest in partnership losses and a 50% economic interest in partnership gains. EOL is allocated a 40% economic interest in partnership losses and a 50% economic interest in partnership gains.

  The partners make contributions to the partnership based on actual development and production expenses incurred on behalf of the partnership or on formulas and sharing ratios for general and administrative expenses as defined in the partnership agreement. For the year ended October 4, 1998, contributions to the partnership totaled $9,559, of which $5,735 was contributed by SVI during the year and $516 is due from the partnership and is included in amounts receivable from affiliates. For the nine months ended September 28, 1997, contributions to the partnership totaled $7,972, of which $5,377 was contributed by SVI during the period and $1,203 was due from the partnership and is included in amounts receivable from affiliates. The Company considers the methodology of allocation of contributions reasonable.

  Included in other income (expense) for fiscal years 1998 and 1997 are losses from these partnerships of $14,159 and $8,209, respectively. Certain assets transferred by the Company to the partnerships upon formation were recorded at book value.

  Summarized financial information from the financial statements of the partnerships is as follows:

                                    ESPN/Starwave          ABC News/Starwave
                                       Partners                Partners
                               ------------------------ ------------------------
                               October 4, September 28, October 4, September 28,
                                  1998        1997         1998        1997
                               ---------- ------------- ---------- -------------
     Current assets..........   $ 8,823      $ 4,985     $  6,505     $ 4,256
     Noncurrent assets.......       479           84        3,967       3,134
     Current liabilities.....     3,906        2,333        3,574       2,930
     Noncurrent liabilities..        --           --           --          --
     Revenues................    19,193        6,996        9,878       1,929
     Cost of online
      services...............    15,715        7,168       18,182       9,015
     Net loss................    (6,899)      (3,752)     (16,699)     (9,930)

Basis of presentation

  The consolidated financial statements include the accounts of Starwave Corporation and its wholly owned subsidiary, Starwave Ventures, Inc. All significant intercompany transactions have been eliminated. Investments in partnerships are accounted for using the equity method of accounting.

Fiscal year change

  Effective April 1, 1997, the Company changed its fiscal year-end from a calendar year ended December 31 to a fiscal year ending the Sunday in the last week of September. For the purposes of the consolidated financial statements, fiscal year 1998 ended October 4, 1998.

                             STARWAVE CORPORATION

  The following is selected financial data for the year ended October 4, 1998 and the comparable period ended September 28, 1997:

                                               Year ended        Year ended
                                             October 4, 1998 September 28, 1997
                                             --------------- ------------------
                                                                (unaudited)
     Revenues...............................    $  5,266          $  8,611
                                                --------          --------
     Operating expenses
       Cost of online services..............       3,143            14,309
       Development..........................       1,225             2,157
       Sales and marketing..................          94             4,209
       General and administrative...........       2,772             3,983
                                                --------          --------
         Total operating expenses...........       7,234            24,658
                                                --------          --------
     Operating loss.........................      (1,968)          (16,047)
                                                --------          --------
     Other income (expense)
       Earnings (loss) from affiliate EIV...      (4,139)           (2,251)
       Earnings (loss) from affiliate AIV...     (10,020)           (5,958)
       Interest income (expense), net.......         748            (3,302)
       Other, net...........................         (47)             (142)
                                                --------          --------
         Net other expense..................     (13,458)          (11,653)
                                                --------          --------
     Net loss...............................    $(15,426)         $(27,700)
                                                ========          ========

Cash and cash equivalents

  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Equipment and leasehold improvements

  Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment and leasehold improvements are provided on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Estimated useful lives range from one to six years.

Deferred royalties

  Deferred royalties represent payments made or accrued to co-branding partners and independent content providers under development and production agreements. Amortization begins upon launch of the applicable online service and is based on the greater of amounts determined by the contractual royalty rates or amounts computed on a straight-line basis over the term of the agreements. In April 1997, all significant deferred revenues were contributed to the partnerships.

Revenue recognition and concentration of credit risk

  Revenues from subscriptions to the Company's online services and advertising appearing on the Company's online services were recognized on the straight-line method over the terms of the subscriptions and advertising contracts, respectively. Advertising revenues were stated net of commissions. Deferred revenue represented online subscriptions and customer advertising not yet recognized as revenue.

                             STARWAVE CORPORATION

  The Company guaranteed to certain advertising customers a minimum number of page impressions to be delivered to users of its online service for a specified period. To the extent minimum guaranteed page impression deliveries are not met, the Company defers recognition of the corresponding revenues until guaranteed page impression delivery levels are achieved. As of October 4, 1998, September 28, 1997 and December 31, 1996, no revenues had been deferred as a result of these guarantees. As described above, beginning in April 1997 all advertising and subscription revenues are recognized by the partnerships.

  The Company has two software license arrangements with related parties. The software licenses are one-time fees and are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position 91-1, Software Revenue Recognition, are satisfied. The Company has contracted to provide for additional post-contract support for a fee, which is recognized over the period of the contract. License and post contract support revenues amounted to $1,779 and $401 for the periods ended October 4, 1998 and September 28, 1997, respectively.

  During fiscal years 1998 and 1997, the Company had revenues from related parties representing 58% and 52% of revenues, respectively. At October 4, 1998 and September 28, 1997, related party receivables represented 84% and 79%, respectively of trade accounts receivable. The Company had no revenues or accounts receivable from related parties as of and for the year ended December 31, 1996.

Development expenses

  Development expenses relate to the development of new online services and consist principally of compensation to company employees, as well as costs for content, facilities and equipment. Development expenses are charged to results of operations as incurred. Once an online service is launched and available to generate revenues, expenses associated with enhancements and developments of new features for the service are included in cost of online services, and beginning in April 1997, are allocated to the partnerships. For the year ended October 4, 1998, the development expenses consist mainly of the expenses associated with the core technology software used to run the online services.

Advertising expenses

  Advertising and promotion costs are expensed as incurred. The Company incurred advertising costs of $80, $451 and $1,203 in fiscal years 1998, 1997 and 1996, respectively.

Federal income taxes

  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Fair value of financial instruments

  The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable from related parties, receivable from affiliate, other receivables, accounts payable, accrued compensation, accrued royalties and due to affiliates approximates fair value due to the short-term maturity of these instruments.

                             STARWAVE CORPORATION

Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock option plan

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant to employees only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied to these transactions. The Company has elected to continue to apply the provisions of APB Opinion No. 25 to these transactions and provide the pro forma disclosure provisions of SFAS No. 123.

Net loss per share

  Basic net loss per share represents net loss divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss divided by the weighted average number of shares outstanding including the potentially dilutive impact of the stock options. Common stock options are converted using the treasury stock method. Basic and diluted net loss per share are equal for the periods presented because the impact of stock options is anti-dilutive.

Reclassification

  Certain prior year amounts have been reclassified to conform to the current presentation.

Accounting changes

  In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, was issued. This pronouncement requires companies to report comprehensive income and its components prominently in the financial statements. Comprehensive income includes both net income and charges or credits to equity that are not the results of transactions with owners. SFAS 130 is required to be adopted for fiscal years beginning after December 15, 1997. The Company does not have any comprehensive income items other than net income; therefore, SFAS 130 is not expected to impact the Company.

  In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS), Accounting for Derivative Instruments and Hedging Activities, was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

                             STARWAVE CORPORATION

  In October 1997, Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, was issued. This pronouncement outlines criteria which must be satisfied before revenue selling or licensing software can be recognized. SOP 97-2 is required to be adopted for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently reviewing the requirements of SOP 97-2 and assessing its impact on the Company's financial statements.

3. Equipment and leasehold improvements

  Equipment and leasehold improvements consist of the following:

                                         October 4, September 28, December 31,
                                            1998        1997          1996
                                         ---------- ------------- ------------
     Equipment..........................  $11,510      $ 9,879      $ 9,171
     Leasehold improvements.............    1,699          826          403
                                          -------      -------      -------
                                           13,209       10,705        9,574
     Less: Accumulated depreciation and
      amortization......................   (8,580)      (6,382)      (4,759)
                                          -------      -------      -------
     Net equipment and leasehold
      improvements......................  $ 4,629      $ 4,323      $ 4,815
                                          =======      =======      =======

4. Loans from shareholder

  During 1995 and 1996, the Company's majority shareholder made unsecured loans to the Company under a $100,000 credit agreement which did not require repayment of principal until October 31, 1999, at which time the entire outstanding balance was due. The loans accrued interest at a rate which varied based on the higher of the Citibank, N.A. base rate or 0.5% above certain money market rates. In April 1997, the balance of the loan was repaid via a cash repayment of $50,000, and conversion of the remaining $45,664 to Class A common stock.

5. Income taxes

  A current provision for income taxes has not been recorded for the year ended October 4, 1998, the period ended September 28, 1997 or the year ended December 31, 1996 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards. Deferred tax assets are summarized as follows:

                                          October 4, September 28, December 31,
                                             1998        1997          1996
                                          ---------- ------------- ------------
     Capitalized "start-up" expenses.....  $ 1,824     $  2,635      $  2,635
     Net operating loss carry-forward....   24,369       18,633        12,730
     Other...............................    1,170          902           512
                                           -------     --------      --------
     Gross deferred tax assets...........   27,363       22,170        15,877
     Less: Valuation allowance...........  (27,363)     (22,170)      (15,877)
                                           -------     --------      --------
     Net deferred tax assets.............  $    --     $     --      $     --
                                           =======     ========      ========

                             STARWAVE CORPORATION

  The reconciliation of expected income taxes at the federal statutory rate of 34% to the actual tax expense of $0 is:

                                      Year ended Nine-months ended  Year ended
                                      October 4,   September 28,   December 31,
                                         1998          1997            1996
                                      ---------- ----------------- ------------
     Tax at statutory rate...........  $(5,245)       $(5,975)       $(12,228)
     Change in valuation allowance...    5,193          6,293          12,126
     Other...........................       52           (318)            102
                                       -------        -------        --------
                                       $    --        $    --        $     --
                                       =======        =======        ========

  As of October 4, 1998, the Company has approximately $70,185 of net operating loss carry-forwards available to offset future taxable income, if any, through 2012.

  Under the provisions of the IRC, utilization of the Company's net operating loss carry-forwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future. The Company has determined that such a change occurred in May 1998 and November 1998 and the annual utilization of loss carry-forwards generated through those periods will be limited.

6. Stock option plan

  The Company has a Combined Incentive and Nonqualified Stock Option Plan (the
Plan) for employees, directors, consultants or independent contractors whereby 140,000 shares of Class A common stock are reserved for stock option grants. Pursuant to the Plan, the Board of Directors may grant nonqualified and incentive stock options. The vesting period, exercise price and expiration period of options are established at the discretion of the Board of Directors. However, in no event shall the term of any incentive stock option exceed ten years. All option grants to date vest over periods ranging from three to four years, and expire ten years from the date of grant.

  The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $5.87, $1.62 and $0.11, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: fiscal years 1998, 1997 and 1996--expected dividend yield 0%; risk-free interest rate of 5.61%, 6.28% and 6.14%, respectively, and an expected life of 4.26, 2.68 and 2.89 years, respectively.

  The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, compensation cost has been recognized for its stock options in the financial statements only to the extent that the exercise price of the option is less than the fair value of the underlying stock on the date of the grant. In fiscal years 1998, 1997 and 1996 the Company recorded deferred compensation relating to the issuance of stock options less than fair value of $4,232, $0 and $394, respectively. Amortization of these costs amounted to $532, $74, and $148 for the fiscal years 1998, 1997 and 1996, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                               October 4, September 28, December 31,
                                  1998        1997          1996
                               ---------- ------------- ------------
     Net loss
      As reported.............  $(15,426)   $(17,573)     $(35,965)
      Pro forma...............   (16,595)    (18,116)      (36,049)
     Basic and diluted net
      loss per share
      As reported.............      (.16)       (.25)        (1.13)
      Pro forma...............      (.17)       (.25)        (1.13)

                             STARWAVE CORPORATION

  Pro forma net loss reflects only options granted in fiscal years 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to January 1, 1995 is not considered.

  The following summarizes the activity, restated for the common stock split (Note 7), under the Company's plan:

                                                                       Weighted
                                                             Weighted  average
                                                     Number  average  fair value
                                                       of    exercise of options
                                                     shares   price    granted
                                                     ------  -------- ----------
     Balances at December 31, 1995.................. 11,568   $0.003
     Options granted:
       Exercise price equal to fair value...........  3,420    0.27     $0.03
       Exercise price less than fair value..........  1,920    0.09      0.22
       Options exercised............................ (5,531)   0.003
       Options canceled............................. (1,300)   0.03
                                                     ------
     Balances at December 31, 1996.................. 10,077    0.105
     Options granted:
       Exercise price equal to fair value...........  4,383    2.27      1.62
       Options exercised............................ (2,612)   0.01
       Options canceled.............................   (816)   0.12
                                                     ------
     Balances at September 28, 1997................. 11,032    0.99
     Options granted:
       Exercise price equal to fair value...........    935    3.79      8.32
       Exercise price less than fair value..........    740    2.95      2.95
       Options exercised............................ (2,148)    .08
       Options canceled............................. (1,453)   1.24
                                                     ------
     Balances at October 4, 1998....................  9,106    3.41
     Options exercisable at:
       December 31, 1996............................  2,800     .025
       September 28, 1997...........................  3,116     .38
       October 4, 1998..............................  3,941    1.04

  At October 4, 1998, 143,447 shares remained reserved and available for grant under the Plan.

                             STARWAVE CORPORATION

  The following table summarizes information about stock options outstanding under the Plan at October 4, 1998:

                           Weighted average
   Exercise      Number       remaining     Weighted average   Number    Weighted average
   price       outstanding contractual life  exercise price  exercisable  exercise price
   --------    ----------- ---------------- ---------------- ----------- ----------------
   $0.003         1,275          6.75            $0.003           673         $0.003
    0.09          1,451          7.70              0.09         1,147           0.09
    0.15-.44        945          7.84               .42           443            .42
    2.27          4,182          8.52              2.27         1,678           2.27
    2.95          1,013          9.09              2.95
    4.47-8.81       221          9.91              7.06
    9.32              2          9.73              9.32
    9.85             11          9.75              9.85
    9.94              6          9.74              9.94
                  -----                                         -----
                  9,106          8.23            $ 3.41         3,941         $ 1.04
                  =====                                         =====

7. Equity

  As of April 22, 1997, the Company amended its Articles of Incorporation to authorize the issuance of two new classes of shares, designated, respectively, Class A common stock and Class B common stock. As of October 4, 1998, the Company had the authority to issue 250,000 shares and 80,000 shares of Class A common stock and Class B common stock, respectively, at a par value of $.01 per share. Each holder of Class A common stock is entitled to one vote per share owned and each holder of Class B common stock is entitled to 2 1/2 votes per share owned. Class B shares may be converted into one share of Class A common stock at any time, and the transfer of Class B shares to a third party results in its automatic conversion to Class A shares. Each outstanding share of common stock on the date of amendment became one share of Class A common stock.

  As established in the Stock Purchase Agreement dated March 28, 1997, effective April 22, 1997 Disney obtained a controlling interest in the Company by purchasing 39,869 shares of the Company's Class B common shares. The initial purchase proceeds provided $31,868 in cash to the Company, and extinguished loans from a key shareholder of $50,000 (Note 4). The agreement provides that Disney has the option to acquire all of the outstanding Class A shares held by key shareholders and employees at a predetermined price.

  On May 1, 1998, Disney exercised this option and acquired all of the outstanding Class A shares from the primary shareholder, thereby increasing its percentage ownership of the Company's outstanding common stock from approximately 41% to approximately 91% on a primary share basis.

Common stock split

  On October 4, 1997, the Board of Directors declared a four-for-one stock split on the Company's Class A and Class B common stock effected in the form of a stock dividend to holders of record on that date. Class A and Class B common stock issued, including stock option information, and additional paid-in capital for all years have been restated to reflect this split.

                             STARWAVE CORPORATION

8. Commitments

  The Company occupies its current facilities under terms of a noncancelable operating lease that expires in May 2001, subject to extensions at the Company's option. At October 4, 1998, future minimum rental payments under the lease are as follows:

     Year ending September,
     ----------------------
       1999.............................................................. $1,502
       2000..............................................................  1,206
       2001..............................................................    550
                                                                          ------
                                                                          $3,258
                                                                          ======

  Rent expense under noncancelable operating leases amounted to $1,493, $871 and $931 in fiscal years 1998, 1997 and 1996, respectively.

  During fiscal year 1998, the Company entered into separation agreements with certain employees. The terms of these agreements include severance payments based on staff level and years of service, accelerated stock option vesting and payment of post-employment insurance premiums. The termination of employees under these separation agreements is contingent upon completion of the Infoseek merger, and the Company's obligations under the agreements will transfer to Infoseek at that time. Accordingly, no liability for these arrangements has been recorded by the Company as of October 4, 1998.

9. Discontinued operations

  In March 1996, the Company made the decision to discontinue its multimedia CD-ROM segment. During the phase-out period, the Company completed production of its final CD-ROM product and disposed of its remaining inventory of CD-ROM products currently released. The phase-out period was completed by March 31, 1997. Operating results of the Multimedia CD-ROM segment for 1996 are shown separately in the accompanying consolidated statements of operations. Any activity subsequent to December 31, 1996 reduced the net liability.

  Accrued liabilities of discontinued operations consist of the following:

                                         October 4, September 28, December 31,
                                            1998        1997          1996
                                         ---------- ------------- ------------
Accounts payable and accrued
 liabilities............................   $(347)       $(359)       $(500)
Accrual for expected losses during
 phase-out period.......................                               (19)
                                           -----        -----        -----
                                           $(347)       $(359)       $(519)
                                           =====        =====        =====

  Net revenues and expenses of the Multimedia CD-ROM segment consist of the following:

                                         October 4, September 28, December 31,
                                            1998        1997          1996
                                         ---------- ------------- ------------
   Net revenues.........................    $--          $--        $   664
   Expenses.............................                             (4,934)
   Accrual for expected losses during
    phase-out period....................                                (19)
                                            ---          ---        -------
   Loss from discontinued operations....    $--          $--        $(4,289)
                                            ===          ===        =======

                             STARWAVE CORPORATION

  The Company recognized revenues from CD-ROM product sales at the time of shipment from the Company's distributor. The estimated effect of price protection programs and product returns were recorded as reductions to revenue.

10. Other expense

  During 1996, the Company incurred legal and accounting fees of $606 in connection with a proposed initial public offering, which was not completed. As a result, the costs were expensed in 1996 and included in other expenses.

11. Subsequent event

  On November 18, 1998, the Company's shareholders approved a merger with Infoseek Corporation (Infoseek), a developer and retailer of Internet technology. Under the terms of the agreement, Infoseek acquired 100% of the Company's outstanding common stock for approximately 25,512 shares of Infoseek common stock and assumed options outstanding under the Company's stock option plans for an aggregate of approximately 2,626 options for Infoseek common stock. In connection with this acquisition, the joint venture terms of the ABC News/Starwave Partners and ESPN/Starwave Partners are extended for ten years from the date of the acquisition.

  Upon closing of the transaction, Infoseek and Starwave will become wholly owned subsidiaries of a newly organized holding company, Infoseek Corporation (Newco), incorporated in Delaware. Shares of Newco, a registered public company, will trade on Nasdaq and will be held by the former shareholders of Infoseek and Starwave.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective April 24, 1997, Starwave's Board of Directors dismissed KPMG LLP (the "Former Accountants") as its independent accountants and engaged PricewaterhouseCoopers LLP. The reports of the Former Accountants on the financial statements of Starwave for the fiscal years ended December 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of the Former Accountants' engagement in Starwave's two most recent fiscal years, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountants would have caused them to make reference thereto in their report on Starwave's financial statements. Prior to April 24, 1997, Starwave had not consulted with PricewaterhouseCoopers LLP on items regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on Starwave's financial statements, or any matter that was the subject of a disagreement or reportable event.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning Infoseek's current executive officers and directors.

              Name               Age               Position(s)
              ----               ---               -----------
 Harry M. Motro.................  38 President, Chief Executive Officer and
                                     Director
 Patrick Naughton...............  33 Executive Vice President of Products
 Leslie E. Wright...............  45 Senior Vice President, Chief
                                     Administrative Officer and Chief
                                     Financial Officer
 Barak Berkowitz................  45 Senior Vice President, Marketing and
                                     International
 Bhagwan D. ("B.D.") Goel.......  35 Senior Vice President and General
                                     Manager, Commerce
 Beth A. Haggerty...............  39 Senior Vice President, Worldwide Sales
                                     and Strategic Partnerships
 Andrew E. Newton...............  55 Vice President, General Counsel and
                                     Secretary
 Steven T. Kirsch...............  42 Chairman of the Board of Directors,
                                     Senior Vice President, Kirschworks
 Steven M. Bornstein*...........  46 Director
 Robert A. Iger*(1).............  47 Director
 L. William Krause(2)...........  56 Director
 Matthew J. Stover(1)...........  43 Director
 Jacob ("Jake") J.
  Winebaum*(2)..................  39 Director
 John E. Zeisler(2).............  46 Director

--------
 * Messrs. Bornstein, Iger and Winebaum were appointed to the Infoseek Board of Directors pursuant to the terms of a governance agreement entered into between Infoseek and Disney in connection with Infoseek's acquisition of Starwave and related transactions. See "Business--Relationship with Disney."
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

  Harry M. Motro joined Infoseek in April 1997 as its President and was appointed Chief Executive Officer and a director of Infoseek in May 1997. From 1995 to April 1997, Mr. Motro served as Senior Vice President of Cable News Network Inc. in charge of CNN Interactive and News Business Development. From 1988 to 1995, Mr. Motro served in several executive positions with Turner Broadcasting Inc. and CNN, including Director, Special Projects and External Reporting, Assistant Vice President, Finance, and Vice President, Business Development and Strategic Planning. From 1982 to 1988, Mr. Motro served as Manager, Audit Services, with Coopers & Lybrand LLP. Mr. Motro holds a B.S. degree in Business from the University of Virginia. Mr. Motro is also a member of the committee which oversees Go Network.

  Patrick J. Naughton joined Infoseek in November 1998 as Senior Vice President and Chief Technical Officer and became Executive Vice President of Products in January 1999. Prior to joining Infoseek, Mr. Naughton was President and Chief Technology Officer of Starwave, which position he had held since April 1997. From July 1996 to April 1997, Mr. Naughton served as Starwave's Senior Vice President, Technology. From October 1994 to July 1996, Mr. Naughton served as Starwave's Vice President, Technology. From January 1993 to October 1994, Mr. Naughton served as Chief Technologist of First Person, Inc., a Sun Microsystems subsidiary formed to commercialize Java technologies. Beginning in June 1988, Mr. Naughton was employed by Sun Microsystems, where he was involved in a research project in December 1990 in the Sun Microsystems Laboratories which conceived the Java programming language. Mr. Naughton holds a B.S. degree in Computer Science from Clarkson University.

  Leslie E. Wright joined Infoseek in August 1997 as Vice President, Finance and Chief Financial Officer and was appointed Senior Vice President and Chief Operating Officer in August 1998. In November 1998, Mr. Wright resumed the role of Chief Financial Officer in addition to his role as Senior Vice President and Chief Operating Officer. In January 1999, Mr. Wright became Senior Vice President, Chief Administrative Officer and Chief Financial Officer. From 1994 to July 1997, Mr. Wright worked with Fractal Design Corporation, a graphics software company, where from May 1995 to July 1997 he served as Chief Operating Officer. From 1984 to 1994, Mr. Wright worked with The ASK Group, Inc., a software company, where from 1986 through 1994, he served as Executive Vice President and Chief Financial Officer. Mr. Wright holds a B.S. degree in Business from San Jose State University and is a Certified Public Accountant in the State of California.

  Barak Berkowitz joined Infoseek in October 1997 as Vice President, Marketing and became Senior Vice President and General Manager, GO Network in November 1998. In January 1999, Mr. Berkowitz was appointed Senior Vice President, Marketing and International. In August 1990, Mr. Berkowitz founded MarketCentrix, a marketing consulting firm servicing technology-based companies. Mr. Berkowitz acted as President of MarketCentrix from August 1990 to July 1994, and again from October 1996 until October 1997. From July 1994 to October 1996, Mr. Berkowitz was Vice President and General Manager for the American region of Logitech, Inc., a computer peripherals company. Mr. Berkowitz studied Psychology and Biology at the City College of New York.

  Bhagwan D. ("B.D.") Goel joined Infoseek in September 1998 as Senior Vice President and General Manager, Commerce. From 1996 to 1998, Mr. Goel served as Vice President Products and Services of Internet Shopping Network, an internet business infrastructure company and wholly-owned subsidiary of USA Networks, Inc. From 1994 to 1996, Mr. Goel served as Vice President, Products Development for Worldwide Systems Corporation, a publisher of online travel information and a joint venture between Ameritech and Random House. From 1989 to 1994, Mr. Goel was Director of Product Development for KnowledgeSet Corporation (now Banta Intergrated Media), a developer of alternative electronic media applications. Mr. Goel holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology in New Delhi, India, and an M.S. degree in Electrical Engineering from the University of Toledo and is a candidate for a Ph.D. in Computer Science from Michigan State University.

  Beth A. Haggerty joined Infoseek in August 1997 as Vice President, Worldwide Advertising Sales and became Senior Vice President, Worldwide Sales and Strategic Partnerships in November 1998. From 1995 to April 1997, Ms. Haggerty served as Publishing Director of NetGuide Magazine, a CMP Media publication ("CMP"), and most recently as Publishing Director of CMPnet, the Internet Media Group of CMP. In August 1996, Ms. Haggerty also managed the launch of CMP's online product, NetGuide Live. From 1994 to 1995, Ms. Haggerty was a partner and co-founder of Interactive Enterprises, a Ziff Davis venture, and a Publisher of Inter@ctiveWeek magazine. From 1986 to 1994, Ms. Haggerty served in various capacities with CMP, including senior-level sales and marketing management positions for Information Week magazine, National Sales Manager for Network Computing magazine and Publisher of CommunicationsWeek magazine. Ms. Haggerty holds a B.S. degree in Political Science from Rutgers University.

  Andrew E. Newton, a founder of Infoseek, has served as Vice President and General Counsel since January 1994 and Secretary since March 1994. From February 1989 to November 1993, Mr. Newton was Vice President and General Counsel of Frame Technology Corporation, a software engineering company. Mr. Newton holds an A.B. degree in English from Dartmouth College and a J.D. degree from Columbia University School of Law.

  Steven Bornstein became a director of Infoseek in November 1998. Mr. Bornstein has been President and Chief Executive Officer of ESPN since September 1990 and is also a director of ESPN.

  Robert Iger became a director of Infoseek in November 1998. Mr. Iger is President of ABC, Inc., a subsidiary of The Walt Disney Company, which position he has held since February 1996. Prior thereto, Mr. Iger served as President and Chief Operating Officer of Capital Cities/ABC, Inc. from September 1994 to February 1996 and as President of the ABC Television Network from January 1993 to August 1994. Mr. Iger holds a B.S. in Communications from Ithaca College.

  Steven T. Kirsch, a founder of Infoseek, has been a director of Infoseek since August 1993 and Chairman of the Board of Directors since December 1995. From September 1993 to November 1995, Mr. Kirsch also served as President and Chief Executive Officer of Infoseek and currently is Senior Vice President, Kirschworks, Infoseek's research and development group. From January 1990 to December 1993, Mr. Kirsch served as Vice President, New Product Development of Frame Technology Corporation, a software engineering company which he co-founded. Mr. Kirsch holds a B.S. degree and an M.S. degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

  L. William Krause has served as a director of Infoseek since July 1997. Since November 1998, Mr. Krause has been President of LWK Ventures, a private investment company. Mr. Krause served as President, Chief Executive Officer and as a director of Storm Technology, Inc., a provider of computer peripherals and software for digital imaging, from October 1991 to November 1998 when it filed for protection under federal bankruptcy laws. Prior to that, Mr. Krause spent ten years at 3Com Corporation, a manufacturer of global data networking systems, where he served as President and Chief Executive Officer until he retired in September 1990. Mr. Krause continued as Chairman of the Board for 3Com Corporation until 1993. Previously, Mr. Krause served in various marketing and general management executive positions at Hewlett-Packard Company. Mr. Krause currently serves as a director of Sybase, Inc. and Aureal Semiconductor, Inc.

  Matthew J. Stover has served as a director of Infoseek since March 1996. Since December 1997, Mr. Stover has been President and Chairman of the Board of Bell Atlantic Information Services Group, an international marketing information services provider. Mr. Stover is also the Chairman of the Board of Global Directory Services Company. Since January 1994, Mr. Stover has served as President and Chief Executive Officer of Bell Atlantic Yellow Pages Company, formerly known as NYNEX Information Resources Company. Since January 1998, Mr. Stover has served as Chairman of the Board of Bell Atlantic Yellow Pages. Prior to that, Mr. Stover served as President and Chief Executive Officer of AGS Computers, Inc. from December 1992 to December 1993, Vice President, Public Affairs and Corporate Communications of NYNEX Corporation from May 1990 to December 1992 and Vice President, Communications for American Express Company from 1987 to 1990. Mr. Stover holds a B.A. degree in English Language and Literature from Yale University and a certificate from the Executive Program of the University of Virginia, Colgate Darden Graduate School of Business Administration.

  Jacob ("Jake") J. Winebaum became a director of Infoseek in November 1998. Mr. Winebaum is Chairman of the Buena Vista Internet Group, a subsidiary of The Walt Disney Company, which position he has held since April 1998. Prior thereto, Mr. Winebaum was President of the Buena Vista Internet Group from March 1997 to March 1998; President of Disney Online from July 1995 to March 1998; President of Disney Magazine Publishing from April 1994 to June 1995; President of Family PC from February 1994 to June 1995; and President of Family Fun from February 1992 to June 1995. Mr. Winebaum is also a member of the advisory committee which oversees GO Network.

  John E. Zeisler has served as a director of Infoseek since May 1995. Since October 1996, Mr. Zeisler has served as a General Partner of InterWest Partners, a venture capital firm. From August 1995 to September 1996, he served as Senior Vice President, Marketing of NETCOM, an internet company. From 1992 to 1995, he served as President and Chief Executive Officer of Pensoft Corporation, a software company. From 1987 to 1992, Mr. Zeisler was a co-founder and Vice President, Marketing of Claris Corporation, a software company. Mr. Zeisler holds a B.S. degree in Communications from Boston University.

ITEM 11. EXECUTIVE COMPENSATION

  The following summary compensation table sets forth certain information concerning compensation paid by Infoseek for the nine month fiscal year ended October 3, 1998 and the fiscal years ended December 31, 1997 and 1996 to the individuals who served as Infoseek's Chief Executive Officer during the nine month period ended October 3, 1998 and the four other most highly compensated executive officers of Infoseek who were serving as such at the end of the nine month fiscal year ended October 3, 1998.

                          Summary Compensation Table

                                                   Securities
    Name and Principal     Fiscal                  Underlying     All Other
       Position(1)          Year   Salary   Bonus   Options      Compensation
    ------------------     ------ -------- ------- ----------    ------------
Harry M. Motro(2).........  1998  $187,500     --    125,000            --
  President and Chief
   Executive Officer        1997  $169,551 $69,230 1,000,000       $150,000(3)
                            1996       --      --        --             --
Patrick Naughton(4).......  1998  $183,617     --        --             --
  Executive Vice President
   of Products              1997  $220,552     --    264,957(5)         --
                            1996  $163,164     --    270,256(5)         --
Leslie E. Wright..........  1998  $131,250     --     90,000            --
  Senior Vice President,
  Chief Administrative      1997  $ 60,289 $20,000   137,500            --
  Officer and Chief
   Financial Officer        1996       --      --        --             --
Andrew E. Newton..........  1998  $135,000     --     20,000            --
  Vice President, General
   Counsel and              1997  $160,000 $65,000    75,000            --
  Secretary                 1996  $140,000 $80,000       --             --
Barak Berkowitz...........  1998  $135,000     --     41,250            --
  Senior Vice President,
   Marketing and
   International            1997  $ 39,993 $11,700   165,000            --
                            1996       --      --        --             --
Beth A. Haggerty..........  1998  $131,250     --     35,000            --
  Senior Vice President,
   Worldwide Sales and      1997  $ 72,250 $50,480   165,000        $50,000(6)
  Strategic Partnerships    1996       --      --        --             --
John Nauman...............  1998  $131,250     --     41,250            --
  Vice President,
   Engineering of Portal
   Products                 1997  $175,000 $75,000       --             --
                            1996  $140,961 $25,000   200,000            --

--------
(1) From January 1, 1998 to October 3, 1998, Michael B. Slade and Curt D. Blake were the Chief Executive Officer and Chief Operating Officer, respectively, of Starwave and received aggregate salary, bonus and other compensation of $228,236 and $157,684, respectively. Because each of Messrs. Slade and Blake terminated their employment with Starwave upon Infoseek's acquisition of Starwave and thus did not become employees of Infoseek, Messrs. Slade and Blake are not included in this table. In addition, because Messrs. Wright and Nauman and Ms. Haggarty received the same amount of compensation for the nine month fiscal year ended October 3, 1998, each is indicated in this table.
(2) Mr. Motro became President and Chief Executive Officer of Infoseek in the second quarter of 1997 at an annual salary of $250,000.
(3) Represents a one-time relocation payment to Mr. Motro.
(4) Mr. Naughton was President and Chief Technical Officer of Starwave prior to Infoseek's acquisition of Starwave on November 18, 1998. Upon such acquisition, Mr. Naughton became Senior Vice President and Chief Technical Officer of Infoseek, and he has since been appointed Executive Vice President of Products.
(5) Options were granted pursuant to Starwave's stock option plans which were assumed by Infoseek on November 18, 1998. Number reflects conversion from options for shares of Starwave common stock to options for shares of Infoseek common stock.
(6)Represents a one-time relocation payment to Ms. Haggerty.

Option Grants in Last Fiscal Year

  The following table contains information concerning stock option grants made during the nine month period ended October 3, 1998 to Infoseek's Chief Executive Officer and the four other most highly compensated executive officers who were serving as such at the end of the nine month period ended October 3, 1998. No stock appreciation rights were granted to these individuals during such year.

                             Individual Grants(1)

                         Number of                                      Potential Realizable Value
                         Securities   % of Total                          at Assumed Annual Rates
                         Underlying    Options                          of Stock Price Appreciation
                          Options     Granted to   Exercise                 For Option Term(4)
                          Granted    Employees in    Price   Expiration ----------------------------
          Name             (#)(1)   Fiscal Year(2) ($/Sh)(3)    Date       5% ($)        10% ($)
          ----           ---------- -------------- --------- ---------- ------------- --------------
Harry M. Motro..........  125,000        5.19      $19.8125   03/13/08     $1,557,497    $3,947,003
Leslie E. Wright........   90,000        3.74      $19.8125   03/13/08  $   1,121,398 $   2,841,842
Patrick Naughton........      --          --            --         --             --            --
Andrew E. Newton........   20,000        0.83      $19.8125   03/13/08  $     249,200 $     631,520
Barak Berkowitz.........   41,250        1.71      $19.8125   03/13/08  $     513,973 $   1,302,511
Beth A. Haggerty........   35,000        1.45      $19.8125   03/13/08  $     436,099 $   1,105,161
John Nauman.............   41,250        1.71      $19.8125   03/13/08  $     513,974 $   1,302,511

--------
(1) These options were granted under the Infoseek's 1996 Stock Option/Stock Issuance Plan. The grant dates are for these options as follows: Mr.
    Motro: March 13, 1998; Mr. Wright: March 13, 1998; Mr. Newton: March 13, 1998; Mr. Berkowitz: March 13, 1998; Ms. Haggerty: March 13, 1998; Mr.
    Nauman: March 13, 1998. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee's cessation of service with Infoseek.
(2) Infoseek granted options to purchase 2,451,230 shares of common stock during the last fiscal year ended October 3, 1998.
(3) The exercise price may be paid in cash or in shares of Infoseek's common stock valued at fair market value on the exercise date. Infoseek may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.
(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the commission. There is no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

  The following table sets forth information concerning option exercises and option holdings during the nine month period ended October 3, 1998 with respect to Infoseek's Chief Executive Officer and its four other most highly compensated executive officers who were serving as such at the end of the period ended October 3, 1998.

                                                                       Potential Realizeable
                                                                               Value
                                                   Number of          At Assumed Annual Rates
                                             Securities Underlying        of Stock Price
                          Shares              Unexercised Options          Appreciation
                         Acquired            At Fiscal Year End(#)     For Option Term($)(1)
                           Upon    Value   ------------------------- -------------------------
          Name           Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- -------- ----------- ------------- ----------- -------------
Harry M. Motro..........     --        --    354,165      770,835    $6,596,323   $12,505,239
Leslie E. Wright........     --        --     37,239      190,261    $  693,576   $ 2,210,486
Patrick Naughton........  36,434  $311,802   332,190      219,583    $6,925,044   $ 3,753,697
Andew E. Newton.........     --        --     23,437       71,563    $  436,514   $ 1,036,611
Barak Berkowitz.........     --        --        --       206,250           --    $ 2,384,766
Beth A. Haggerty........     --        --     44,687      155,313    $  832,295   $ 2,374,267
John Nauman.............     --        --     23,958       67,292    $  347,391   $   534,875

--------
(1) The value of an "in-the-money" stock option represents the difference between the aggregate estimated fair market value of the underlying securities, based on the closing price of $23.6250 per share of Infoseek's common stock on the Nasdaq Stock Market on October 2, 1998, and the aggregate exercise price of the subject stock option.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of Infoseek's Board of Directors was formed in April 1996 and is currently comprised of Messrs. Krause, Zeisler and Winebaum. Neither of these individuals was at any time during the nine month fiscal period ended October 3, 1998, or at any other time, an officer or employee of Infoseek. No member of the Compensation Committee of Infoseek serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of Infoseek's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of Infoseek common stock as of February 5, 1999 (except as otherwise noted) by (i) each director of Infoseek, (ii) Infoseek's Chief Executive Officer and each of the four other most highly compensated executive officers of Infoseek during the nine month fiscal period ended October 3, 1998, (iii) all directors and executive officers of Infoseek as a group, and (iv) all those known by Infoseek to be beneficial owners of more than five percent of outstanding shares of Infoseek common stock. This table is based on information provided to Infoseek or filed with the Securities and Exchange Commission by Infoseek's directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                 Percentage of
                                                                  Outstanding
                                             Number of Shares      Infoseek
             Beneficial Owner              Beneficially Owned(1) Common Stock
             ----------------              --------------------- -------------
Steven T. Kirsch(2).......................       5,496,980            8.99%
Harry M. Motro(3).........................         511,915               *
Matthew J. Stover(4)......................         164,384               *
John E. Zeisler(5)........................          72,654               *
L. William Krause(6)......................          19,375               *
Leslie E. Wright(7).......................          76,927               *
Beth A. Haggerty(8).......................          78,622               *
Barak Berkowitz(9)........................          69,928               *
Patrick J. Naughton(10)...................         460,429               *
John Nauman(11)...........................         142,610               *
Andrew E. Newton(12)......................         514,351               *
Steven Bornstein(13)......................               0               0
Robert Iger(13)...........................               0               0
Jake Winebaum(13).........................               0               0
The Walt Disney Company(14)...............      26,771,358(15)       43.77%
All directors and executive officers as a
 group (14 persons)(16)...................       7,608,175           12.18%

--------
  *  Represents less than 1%.
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, the aggregate number of shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of November 30, 1998 are deemed outstanding. Shares issuable pursuant to such options are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. To Infoseek's knowledge, except as set forth in the footnote to this table and subject to applicable community property laws, each party named in the table has sole voting and investment power with respect to the shares set forth opposite such party's name. The address for each of Messrs. Kirsch, Motro, Stover, Zeisler, Krause, Wright, Berkowitz, Nauman, Newton and Ms. Haggerty is as follows: c/o Infoseek Corporation, 1399 Moffett Park Drive, Sunnyvale, California 94089. The address for Mr. Naugton is as follows: c/o Starwave Corporation, 13810 S.E. Eastgate Way, Suite 400, Bellevue, Washington 98005. The address for each of Messrs. Bornstein, Iger and Winebaum is as follows: c/o The Walt Disney Company, 500 South Buena Vista Street, Burbank, California 91521.
 (2) Represents 5,488,855 shares held in the name of trusts for the benefit of Mr. Kirsch and his family members. Includes 8,125 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999.
 (3) Includes 510,415 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999.
 (4) Includes 15,000 shares issuable pursuant to stock options held in the name of Mr. Stover for the benefit of Bell Atlantic Corporation which may be exercised within 60 days after February 5, 1999, of which 10,313 shares would be subject to Infoseek's right of repurchase. Also includes 149,384 shares held by Bell Atlantic Electronic Commerce Services, Inc., 35 Village Road, Middleton, Massachusetts 01949. Mr. Stover disclaims beneficial ownership of such shares.
 (5) Includes 58,437 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999, of which 14,063 shares would be subject to Infoseek's right of repurchase.
 (6) Includes 15,000 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999, of which 13,125 shares would be subject to Infoseek's right of repurchase.
 (7) Includes 76,927 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999.
 (8) Represents 1,122 shares held in the name of Ms. Haggerty's spouse. Includes 77,500 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999.
 (9) Includes 68,749 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999.
(10) Includes 402,404 shares which are issuable pursuant to stock options which may be exercised within 60 days of February 5, 1999.
(11) Includes 28,020 shares which are issuable pursuant to stock options which may be exercised within 60 days after February 5, 1999.
(12) Includes 37,812 shares which are issuable pursuant to stock options which may be exercised within 60 days after February 5, 1999.
(13) Based on his employment as an officer of Disney or its affiliates, such director may be deemed the owner of the shares held by Disney as indicated in the chart above. However, each such director disclaims beneficial ownership of Disney's shares.
(14) Includes both The Walt Disney Company and its wholly owned subsidiary, Disney Enterprises, Inc. For federal securities law purposes, The Walt Disney Company is deemed to have investment and voting power over shares of Infoseek common stock held by itself as well as by Disney Enterprises, Inc. In connection with the governance agreement between Infoseek and Disney, Disney has the right to purchase shares of Infoseek common stock sufficient to maintain an approximately 43.0% ownership interest in Infoseek as well as a warrant to purchase additional shares of Infoseek common stock in certain circumstances. In connection with this right, Disney has the right to purchase 299,182 shares of common stock and an immediately exercisable warrant to purchase 104,366 shares of common stock in connection with the issuance of shares in the acquisition of Quando, and the right to purchase an immediately exercisable warrant to purchase 263,845 shares of common stock resulting from option issuances by Infoseek from June 18 to December 18, 1998. All of such shares are included for beneficial ownership purposes.
(15) Does not include 16,019,182 shares that Disney may purchase pursuant to a warrant Disney holds which is not exercisable within 60 days unless certain contingencies principally outside Disney's control occur.
(16) Includes 1,304,482 shares issuable pursuant to stock options that may be exercised within 60 days after February 5, 1999, including those options identified in footnotes (2) through (13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Disney

  Infoseek and Disney entered into a number of business transactions in connection with Infoseek's acquisition of Starwave. For a full description of such transactions as well as ongoing relationships and transactions, see "Business--Relationship with Disney" and "Management's Discussion and Analysis of Financial Results and Results of Operations--Infoseek Overview--Disney Transaction."

Starwave


  Pursuant to a hosting agreement between Starwave and Disney Online, a subsidiary of Disney, Starwave provides Internet hosting services for "Disney's Daily Blast," an online service of Disney Online, in exchange for monthly payments from Disney Online to Starwave of $125,000. The hosting agreement expires April 8, 1999. Pursuant to a software license agreement between Starwave and Disney Online Starwave licenses certain Internet site development and production software to Disney Online in exchange for cash license fees in amounts specified in the agreement for each type of licensed technology. The software license agreement is terminable by Disney at any time upon 30 days' notice.

Netscape

  Since March 1995, Infoseek's service has been listed as a navigational service on the Netscape Web page accessible via the "NetSearch" button. Through April 30, 1998, Infoseek's agreement with Netscape provided for payments up to $10,000,000 in cash and $2,500,000 in reciprocal advertising to be one of four non-exclusive premiere providers of navigational services along with Excite, Lycos, and Yahoo. The Netscape arrangement was subsequently extended through May 31, 1998.

  As of June 1, 1998, Infoseek entered into a one-year agreement with Netscape with terms that provide for Infoseek to pay, based on impressions delivered, up to an aggregate of $12,500,000 in cash to be one of the six non-exclusive premier providers of navigational services along with Excite, Netscape, Lycos, Alta Vista, and LookSmart. Under terms of the agreement, Infoseek will receive 15% of premiere provider rotations--the pages served to visitors who have not selected a preferred provider. The payments to Netscape are being recognized ratably over the term of the agreement. In November 1998, Infoseek and Netscape renegotiated the terms of the June agreement to provide for the purchase of 5% of Netscape's available search traffic beginning January 11, 1999 and through the duration of the agreement which terminates May 31, 1999. Pages sourced from Netscape have declined from 30% a year ago to 13% in June 1998 and 12% in September 1998. A loss of Netscape sourced pages could have an adverse impact on Infoseek's business, results of operations and financial condition and prospects. As of September 30, 1998, Infoseek has a cash commitment ranging from a minimum of $4,150,000 to a maximum of $12,500,000 depending on the level of traffic delivered by Netscape in connection with this agreement. Mr. Zeisler's wife, Jennifer Bailey, is a Senior Vice President of Netscape.

Other

  Infoseek has granted options to certain of its directors and executive officers. See "Executive Compensation--Option Grants in Last Fiscal Year" and "Security Ownership of Certain Beneficial Owners and Management."

  Infoseek has entered into indemnification agreements with its executive officers, directors and certain significant employees. Infoseek's indemnification agreements will require Infoseek, among other things, to indemnify such persons against certain liabilities that may arise by reason of their status or service as directors, executive officers or significant employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

  At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of Infoseek in which indemnification would be required or permitted. Infoseek is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

  Infoseek believes that all of the transactions set forth above were made on terms no less favorable to Infoseek and its affiliates than could have been obtained from unaffiliated third parties. Any future transactions, including loans, between Infoseek and any of its officers, directors, affiliates and principal shareholders will be on terms no less favorable to Infoseek than can be obtained from unaffiliated third parties. Any such transactions will be subject to approval of a majority of the Infoseek board of directors, including a majority of the independent, disinterested directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

    See Item 8 above.

  2. FINANCIAL STATEMENT SCHEDULES

    See Item 14(d) below.

  3. EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
  2.1(1)     Agreement and Plan of Reorganization, dated as of June 18, 1998, by and among Infoseek Corporation, a California corporation
             ("Infoseek California"), the Registrant, Starwave Corporation, a
             Washington corporation ("Starwave"), and Disney Enterprises, Inc., a Delaware corporation ("DEI").
  2.2(1)     Form of Merger Agreement by and between the Registrant, Infoseek
             California and ICO Acquisition Corp., a California corporation.
  2.3(1)     Form of Merger Agreement by and between the Registrant, Starwave and Starwave Acquisition Corp., a Washington corporation.
  2.4(2)     Agreement and Plan of Reorganization, dated July 24, 1998, by and among Infoseek, Steelhead Acquisition Corp., an Oregon corporation
             ("Steelhead"), Quando, Inc., an Oregon corporation ("Quando"),
             David Billstrom and William Neuhauser, and with respect to Article
             VII only, Stanton R. Koch and U.S. Bank Trust, N.A. (the
             "Reorganization Agreement").
  2.5(2)     Amendment No. 1 to Reorganization Agreement, dated December 7,
             1998.
  2.6(2)     Form of Plan of Merger by and among the Registrant, Steelhead and
             Quando.
  3.1(1)     Amended and Restated Certificate of Incorporation of the
             Registrant.
  3.2(1)     Bylaws of the Registrant.
  4.1(1)     Specimen Stock Certificate of the Registrant.

 Exhibit No.                             Description
 -----------                             -----------
  4.2(3)     Third Amended and Restated Investors' Rights Agreement dated April
             19, 1996 among the Registrant and the investors and founders named therein.
 10.1(3)     Infoseek Corporation Stock Option Plan, as amended on March 20,
             1996, subject to qualification by the State of California.
 10.2(3)     Form of Offer Letter among the Registrant and its officers.
 10.3(1)     Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
 10.4(3)     Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.
 10.5(3)     Employee Stock Purchase Agreement dated March 9, 1996 between the
             Registrant and John Nauman.
 10.6(2)     Assignment and Assumption of Lease, dated May 12, 1998, by and between Infoseek California and 280, Inc., a California
             corporation.
 10.7(3)     Standard Form of Office Lease dated April 1996 between the
             Registrant and Richfield Investment Company.
 10.8(3)     Software Development and Licensing Master Agreement dated July 8,
             1994, as amended on February 13, 1995 and April 24, 1995, between the Registrant and Applied Computing Systems Institute of
             Massachusetts, Inc.
 10.9(3)     Internet Services and Products Master Agreement dated May 22, 1995 between the Registrant and BBN Planet Corporation.
 10.10(3)    Software License and Distribution Agreement between the Registrant and Personal Library Software, Inc. dated June 17, 1994.
 10.11(3)    XSoft/Infoseek Software Distribution and License Agreement--
             Lexicons, dated March 31, 1996 between the Registrant and XSoft, a division of XEROX Corporation.
 10.12(3)    Customer Support Program Agreement for Infoseek among the
             Registrant and SunService Corporation dated January 1, 1996.
 10.13(3)    Purchase Orders dated March 21, 1996, February 1, 1996, December
             1, 1995, October 25, 1995, October 6, 1995 between the Registrant and Sun Microsystems, Inc.
 10.14(3)    Form Consulting Services Agreement among the Registrant and its consultants.
 10.15(3)    Online Service Agreement dated February 28, 1995 between the
             Registrant and Reuters NewMedia, Inc., as amended January 4, 1996 and April 19, 1996.
 10.16(4)    Amendment No. 3 to Online Service Agreement between the Registrant and Reuters NewMedia, Inc., dated October 30, 1996.
 10.17(4)    Fourth Amendment to the On-Line Directory Agreement between the
             Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

 Exhibit No.                             Description
 -----------                             -----------
 10.18(5)    Office lease dated March 4, 1997 between the Registrant and Limar
             Realty Corp. #8.
 10.19(4)    Amendment No. 1 to XSoft/Infoseek Software Distribution and
             License Agreement, between the Registrant and XSoft, a division of
             XEROX Corporation, dated December 16, 1996.
 10.20(4)    Amendment No. 2 to XSoft/Infoseek Software Distribution and
             License Agreement, between the Registrant and XSoft, a division of
             XEROX Corporation, dated December 16, 1996.
 10.21(6)    Loan and Security Agreement between the Registrant and Silicon
             Valley Bank dated March 31, 1997.
 10.22(3)    Amendment No. 3 to Software Development and Licensing Master
             Agreement between the Registrant and Applied Computing Systems
             Institute of Massachusetts, Inc. dated March 18, 1996.
 10.23(7)    Amendment No. 1 and 2 to Office Lease dated March 4, 1997 between the Registrant and Limar Realty Corp.
 10.24(1)    Common Stock and Warrant Purchase Agreement by and between the
             Registrant and The Walt Disney Company, a Delaware corporation.
 10.25(1)    Registrant Common Stock Warrant.
 10.26(1)    Form of The Walt Disney Company Promissory Note.

 10.27(1)    Form of the Registrant's Directors' and Officers' Indemnification
             Agreement.
 10.28(1)    Form of Registration Rights Agreement by and among the Registrant,
             DEI and The Walt Disney Company.
 10.29(1)    Form of Tax Sharing Agreement by and among the Registrant and The
             Walt Disney Company.
 10.30(1)    Governance Agreement by and among the Registrant, The Walt Disney
             Company and DEI.
 10.31(1)    License Agreement by and between DEI and Infoseek California.
 10.32(1)    Licensing and Services Option Agreement by and between DEI and
             Infoseek California.
 10.33(1)    Product Management Agreement by and between DEI and Infoseek
             California.
 10.34(1)    Promotional Service Agreement by and between American Broadcasting
             Companies, Inc. and Infoseek California.
 10.35(1)    Representation Agreement by and among ESPN/Starwave Partners, a
             New York General Partnership ("ESPN Partners"), Starwave and the
             Registrant.
 10.36(1)    Representation Agreement by and among ABC/Starwave Partners, a New
             York General Partnership ("ABC News Partners"), Starwave and the
             Registrant.
 10.37(1)    Preferred Shares Rights Agreement by and between the Registrant and BankBoston N.A. Rights Agent (including Form of Certificate of
             Designations of Rights, Preferences and Privileges of Series A
             Preferred Stock and Form of Rights Certificate).
 10.38(1)    Amended and Restated ESPN/Starwave Partnership Agreement by and
             between ESPN Online Investments, Inc. and Starwave Ventures, a
             Washington corporation ("Starwave Partner").
 10.39(1)    Amended and Restated ESPN/Starwave Management and Services
             Agreement by and between ESPN Enterprises Inc., a Delaware corporation, Starwave and ESPN Starwave Partners.
 10.40(1)    Amended and Restated ABC News/Starwave Partnership Agreement by
             and between DOL Online Investments, Inc., a California
             corporation, and Starwave Partner.

 Exhibit No.                             Description
 -----------                             -----------
 10.41(1)    Amended and Restated ABC News/Starwave Management and Services
             Agreement by and between ABC, Inc., a Delaware corporation,
             Starwave and ABC News Partners.
 10.42(1)    Employment Agreement by and between Starwave and Patrick J.
             Naughton.
 10.43(1)    First Offer Letter Agreement between Disney and Steven T. Kirsch.
 10.44(8)    Starwave Corporation Revised 1992 Combined Incentive and
             Nonqualified Stock Option Plan, Amended and Restated as of March
             7, 1995.
 10.45(8)    Starwave Corporation 1997 Nonqualified Stock Option Plan.
 10.46(9)    Amended and Restated Infoseek Corporation 1996 Stock Option/Stock
             Issuance Plan.
 10.47(9)    Amended and Restated Infoseek Corporation Employee Stock Purchase
             Plan.
 10.48       Infoseek Corporation 1998 Employee and Acquisition Nonqualified
             Stock Option Plan.
 10.49(10)   Amended and Restated WebChat Communications, Inc. 1997 Stock
             Option Plan.
 10.50(2)    Quando Secured Promissory Note, dated July 24, 1998.
 10.51(2)    Agreement of Lease, dated February 20, 1998, by and between Sixth
             & Virginia Properties, a Washington General Partnership, and
             Starwave.
 10.52(2)    Lease Agreement, dated March 4, 1992, between Vulcan Northwest,
             Inc., a Washington corporation (later assigned to Starwave
             Corporation, a Washington corporation) and Sunset Office Limited
             Partnership, a Washington limited partnership (later assigned to
             Obayashi Corporation, a Japan corporation), as amended December 1,
             1998.
 10.53(2)    Form of Employment and Non-Competition Agreement with David
             Billstrom and William Neuhauser.
 10.54       Amendment No. 1 to Employment Agreement by and between Starware and Patrick J. Naughton.
 16.1(1)     Letter of KPMG LLP regarding change in certifying accountant of
             Starwave.
 21.1(2)     Subsidiaries of the Registrant.
 23.1        Consent of Ernst & Young LLP, Independent Auditors / Infoseek.
 23.2        Consent of PricewaterhouseCoopers LLP / Starwave.
 23.3        Consent of KPMG LLP / Starwave.
 24.1        Power of Attorney (see Page 116).
 27.1        Financial Data Schedule.

--------
 (1) Incorporated by reference to the Registrant's Registration Statement Form S-4 (File No. 333-65635) declared effective October 14, 1998.
 (2) Incorporated by reference to the Registrant's Registration Statement Form S-4 (File No. 333-68561) declared effective January 13, 1999.
 (3) Incorporated by reference to Infoseek Corporation's, a California corporation ("Infoseek California's") Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
 (4) Incorporated by reference to Infoseek California's Form S-3, as amended, (File No. 333-45087) declared effective February 12, 1998.
 (5) Incorporated by reference to Infoseek California's Form 10-K for the year ended December 31, 1997.
 (6) Incorporated by reference to Infoseek California's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (7) Incorporated by reference to Infoseek California's Quarterly Report on Form 10- Q for the quarter ended September 30, 1997.
 (8) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67507) declared effective November 18, 1998.
 (9) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67517) declared effective November 18, 1998.
(10) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67519) declared effective November 18, 1998.

  (b) REPORTS ON FORM 8-K

    None.

  (c) EXHIBITS

    See Item 14(a)(3) above.

  (d) FINANCIAL STATEMENT SCHEDULES:

    Valuation and Qualifying Accounts Nine Months Ended October 3, 1998 and December 31, 1997 and 1996.

                       VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                 Balance at  Charged to
                                Beginning of Costs and  Write-  Balance at End
                                   Period     Expenses   Offs     of Period
                                ------------ ---------- ------  --------------
Allowance for doubtful
 accounts:
Year ended December 31, 1996...     $ 42       $  651   $(343)      $  350
Year ended December 31, 1997...     $350       $  930   $(300)      $  980
Nine months ended October 3,
 1998..........................     $980       $1,045   $(350)      $1,675

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry M. Motro and Leslie E. Wright, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 1999                   Infoseek Corporation

                                                     /s/ Harry M. Motro
                                          By: _________________________________
                                                       Harry M. Motro
                                                 President, Chief Executive
                                                    Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                 Capacity in Which Signed         Date
              ---------                 ------------------------         ----


        /s/ Harry M. Motro             President, Chief Executive  February 16, 1999
______________________________________  Officer and Director
            Harry M. Motro              (Principal Executive
                                        Officer)


       /s/ Leslie E. Wright            Senior Vice President,      February 16, 1999
 ______________________________________  Chief Administrative
           Leslie E. Wright             Officer and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Steven T. Kirsch            Chairman of the Board of    February 16, 1999
 ______________________________________  Directors
           Steven T. Kirsch

      /s/ Steven M. Bornstein          Director                    February 16, 1999
 ______________________________________
         Steven M. Bornstein

        /s/ Robert A. Iger             Director                    February 16, 1999
 ______________________________________
            Robert A. Iger

       /s/ L. William Krause           Director                    February 16, 1999
______________________________________
          L. William Krause



              Signature                 Capacity in Which Signed         Date
              ---------                 ------------------------         ----
       /s/ Matthew J. Stover           Director                    February 16, 1999
______________________________________
          Matthew J. Stover


       /s/ Jacob J. Winebaum           Director                    February 16, 1999
 ______________________________________
          Jacob J. Winebaum

        /s/ John E. Zeisler            Director                    February 16, 1999
______________________________________
           John E. Zeisler

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
  2.1(1)     Agreement and Plan of Reorganization, dated as of June 18, 1998, by and among Infoseek Corporation, a California corporation
             ("Infoseek California"), the Registrant, Starwave Corporation, a
             Washington corporation ("Starwave"), and Disney Enterprises, Inc., a Delaware corporation ("DEI").
  2.2(1)     Form of Merger Agreement by and between the Registrant, Infoseek
             California and ICO Acquisition Corp., a California corporation.
  2.3(1)     Form of Merger Agreement by and between the Registrant, Starwave and Starwave Acquisition Corp., a Washington corporation.
  2.4(2)     Agreement and Plan of Reorganization, dated July 24, 1998, by and among Infoseek, Steelhead Acquisition Corp., an Oregon corporation
             ("Steelhead"), Quando, Inc., an Oregon corporation ("Quando"),
             David Billstrom and William Neuhauser, and with respect to Article
             VII only, Stanton R. Koch and U.S. Bank Trust, N.A. (the
             "Reorganization Agreement").
  2.5(2)     Amendment No. 1 to Reorganization Agreement, dated December 7,
             1998.
  2.6(2)     Form of Plan of Merger by and among the Registrant, Steelhead and
             Quando.
  3.1(1)     Amended and Restated Certificate of Incorporation of the
             Registrant.
  3.2(1)     Bylaws of the Registrant.
  4.1(1)     Specimen Stock Certificate of the Registrant.

  4.2(3)     Third Amended and Restated Investors' Rights Agreement dated April
             19, 1996 among the Registrant and the investors and founders named therein.
 10.1(3)     Infoseek Corporation Stock Option Plan, as amended on March 20,
             1996, subject to qualification by the State of California.
 10.2(3)     Form of Offer Letter among the Registrant and its officers.
 10.3(1)     Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
 10.4(3)     Founders Agreement dated February 1, 1994 among the Registrant and the founders named therein, as amended June 30, 1994.
 10.5(3)     Employee Stock Purchase Agreement dated March 9, 1996 between the
             Registrant and John Nauman.
 10.6(2)     Assignment and Assumption of Lease, dated May 12, 1998, by and between Infoseek California and 280, Inc., a California
             corporation.
 10.7(3)     Standard Form of Office Lease dated April 1996 between the
             Registrant and Richfield Investment Company.
 10.8(3)     Software Development and Licensing Master Agreement dated July 8,
             1994, as amended on February 13, 1995 and April 24, 1995, between the Registrant and Applied Computing Systems Institute of
             Massachusetts, Inc.
 10.9(3)     Internet Services and Products Master Agreement dated May 22, 1995 between the Registrant and BBN Planet Corporation.
 10.10(3)    Software License and Distribution Agreement between the Registrant and Personal Library Software, Inc. dated June 17, 1994.

 Exhibit No.                             Description
 -----------                             -----------
 10.11(3)    XSoft/Infoseek Software Distribution and License Agreement--
             Lexicons, dated March 31, 1996 between the Registrant and XSoft, a division of XEROX Corporation.
 10.12(3)    Customer Support Program Agreement for Infoseek among the
             Registrant and SunService Corporation dated January 1, 1996.
 10.13(3)    Purchase Orders dated March 21, 1996, February 1, 1996, December
             1, 1995, October 25, 1995, October 6, 1995 between the Registrant and Sun Microsystems, Inc.
 10.14(3)    Form Consulting Services Agreement among the Registrant and its consultants.
 10.15(3)    Online Service Agreement dated February 28, 1995 between the
             Registrant and Reuters NewMedia, Inc., as amended January 4, 1996 and April 19, 1996.
 10.16(4)    Amendment No. 3 to Online Service Agreement between the Registrant and Reuters NewMedia, Inc., dated October 30, 1996.
 10.17(4)    Fourth Amendment to the On-Line Directory Agreement between the
             Registrant and Reuters NewMedia, Inc., dated August 30, 1996.

 10.18(5)    Office lease dated March 4, 1997 between the Registrant and Limar
             Realty Corp. #8.
 10.19(4)    Amendment No. 1 to XSoft/Infoseek Software Distribution and
             License Agreement, between the Registrant and XSoft, a division of
             XEROX Corporation, dated December 16, 1996.
 10.20(4)    Amendment No. 2 to XSoft/Infoseek Software Distribution and
             License Agreement, between the Registrant and XSoft, a division of
             XEROX Corporation, dated December 16, 1996.
 10.21(6)    Loan and Security Agreement between the Registrant and Silicon
             Valley Bank dated March 31, 1997.
 10.22(3)    Amendment No. 3 to Software Development and Licensing Master
             Agreement between the Registrant and Applied Computing Systems
             Institute of Massachusetts, Inc. dated March 18, 1996.
 10.23(7)    Amendment No. 1 and 2 to Office Lease dated March 4, 1997 between the Registrant and Limar Realty Corp.
 10.24(1)    Common Stock and Warrant Purchase Agreement by and between the
             Registrant and The Walt Disney Company, a Delaware corporation.
 10.25(1)    Registrant Common Stock Warrant.
 10.26(1)    Form of The Walt Disney Company Promissory Note.

 10.27(1)    Form of the Registrant's Directors' and Officers' Indemnification
             Agreement.
 10.28(1)    Form of Registration Rights Agreement by and among the Registrant,
             DEI and The Walt Disney Company.
 10.29(1)    Form of Tax Sharing Agreement by and among the Registrant and The
             Walt Disney Company.
 10.30(1)    Governance Agreement by and among the Registrant, The Walt Disney
             Company and DEI.
 10.31(1)    License Agreement by and between DEI and Infoseek California.
 10.32(1)    Licensing and Services Option Agreement by and between DEI and
             Infoseek California.
 10.33(1)    Product Management Agreement by and between DEI and Infoseek
             California.
 10.34(1)    Promotional Service Agreement by and between American Broadcasting
             Companies, Inc. and Infoseek California.
 10.35(1)    Representation Agreement by and among ESPN/Starwave Partners, a
             New York General Partnership ("ESPN Partners"), Starwave and the
             Registrant.

 Exhibit No.                             Description
 -----------                             -----------
 10.36(1)    Representation Agreement by and among ABC/Starwave Partners, a New
             York General Partnership ("ABC News Partners"), Starwave and the
             Registrant.
 10.37(1)    Preferred Shares Rights Agreement by and between the Registrant and BankBoston N.A. Rights Agent (including Form of Certificate of
             Designations of Rights, Preferences and Privileges of Series A
             Preferred Stock and Form of Rights Certificate).
 10.38(1)    Amended and Restated ESPN/Starwave Partnership Agreement by and
             between ESPN Online Investments, Inc. and Starwave Ventures, a
             Washington corporation ("Starwave Partner").
 10.39(1)    Amended and Restated ESPN/Starwave Management and Services
             Agreement by and between ESPN Enterprises Inc., a Delaware corporation, Starwave and ESPN Starwave Partners.
 10.40(1)    Amended and Restated ABC News/Starwave Partnership Agreement by
             and between DOL Online Investments, Inc., a California
             corporation, and Starwave Partner.
 10.41(1)    Amended and Restated ABC News/Starwave Management and Services
             Agreement by and between ABC, Inc., a Delaware corporation,
             Starwave and ABC News Partners.
 10.42(1)    Employment Agreement by and between Starwave and Patrick J.
             Naughton.
 10.43(1)    First Offer Letter Agreement between Disney and Steven T. Kirsch.
 10.44(8)    Starwave Corporation Revised 1992 Combined Incentive and
             Nonqualified Stock Option Plan, Amended and Restated as of March
             7, 1995.
 10.45(8)    Starwave Corporation 1997 Nonqualified Stock Option Plan.
 10.46(9)    Amended and Restated Infoseek Corporation 1996 Stock Option/Stock
             Issuance Plan.
 10.47(9)    Amended and Restated Infoseek Corporation Employee Stock Purchase
             Plan.
 10.48       Infoseek Corporation 1998 Employee and Acquisition Nonqualified
             Stock Option Plan.
 10.49(10)   Amended and Restated WebChat Communications, Inc. 1997 Stock
             Option Plan.
 10.50(2)    Quando Secured Promissory Note, dated July 24, 1998.
 10.51(2)    Agreement of Lease, dated February 20, 1998, by and between Sixth
             & Virginia Properties, a Washington General Partnership, and
             Starwave.
 10.52(2)    Lease Agreement, dated March 4, 1992, between Vulcan Northwest,
             Inc., a Washington corporation (later assigned to Starwave
             Corporation, a Washington corporation) and Sunset Office Limited
             Partnership, a Washington limited partnership (later assigned to
             Obayashi Corporation, a Japan corporation), as amended December 1,
             1998.
 10.53(2)    Form of Employment and Non-Competition Agreement with David
             Billstrom and William Neuhauser.
 10.54       Amendment No. 1 to Employment Agreement by and between Starware and Patrick J. Naughton.
 16.1(1)     Letter of KPMG LLP regarding change in certifying accountant of
             Starwave.
 21.1(2)     Subsidiaries of the Registrant.
 23.1        Consent of Ernst & Young LLP, Independent Auditors / Infoseek.
 23.2        Consent of PricewaterhouseCoopers LLP / Starwave.
 23.3        Consent of KPMG LLP / Starwave.
 24.1        Power of Attorney (see Page 116).
 27.1        Financial Data Schedule.

--------
 (1) Incorporated by reference to the Registrant's Registration Statement Form S-4 (File No. 333-65635) declared effective October 14, 1998.
 (2) Incorporated by reference to the Registrant's Registration Statement Form S-4 (File No. 333-68561) declared effective January 13, 1999.
 (3) Incorporated by reference to Infoseek Corporation's, a California corporation ("Infoseek California's") California's Registration Statement Form S-1, as amended, (File No. 333-04142) declared effective June 11, 1996.
 (4) Incorporated by reference to Infoseek California's Form S-3, as amended, (File No. 333-45087) declared effective February 12, 1998.
 (5) Incorporated by reference to Infoseek California's Form 10-K for the year ended December 31, 1997.
 (6) Incorporated by reference to Infoseek California's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
 (7) Incorporated by reference to Infoseek California's Quarterly Report on Form 10- Q for the quarter ended September 30, 1997.
 (8) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67507) declared effective November 18, 1998.
 (9) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67517) declared effective November 18, 1998.
(10) Incorporated by reference to the Registrant's Form S-8 (File No. 333-67519) declared effective November 18, 1998.