Form 10-Q
period 1999-01-02
INFOSEEK CORP /DE/
filed 1999-02-16
CIK 1071923

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 1999

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                      Commission file number 000-25071

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


     Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       ---

As of February 5, 1999 there were 61,170,296 shares of the registrant's Common Stock outstanding.

                              TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Unaudited Interim Balance Sheets as of
              January 2, 1999 and October 3, 1998...................................             3

            Condensed Consolidated Unaudited Interim Statements of Operations for
              the Three Months Ended January 2, 1999 and December 31, 1997..........             4

            Condensed Consolidated Unaudited Interim Statements of Cash Flows for
              the Three Months Ended January 2, 1999 and December 31, 1997..........             5

            Notes to Condensed Consolidated Unaudited Interim Financial Statements..             6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................            12

            Risk Factors............................................................            23

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................................            38

            Signatures..............................................................            39

                                    PART I
                             FINANCIAL INFORMATION

Item 1.       Financial Statements.

                              INFOSEEK CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
                                 (In thousands)

                                                          January 2, 1999    October 3, 1998
                                                          ---------------    ---------------
Assets
Current assets:
   Cash and cash equivalents..........................     $    5,177          $    628
   Short-term investments.............................         88,903            51,240
   Accounts receivable, net...........................         15,111             6,942
   Prepaid to service providers.......................         14,419            20,338
   Other current assets...............................          2,901               998
                                                           ----------          --------
     Total current assets.............................        126,511            80,146
Property and equipment, net...........................         23,386            15,370
Direct acquisition costs..............................            642             2,825
Investment in Joint Ventures..........................          6,243                --
Intangibles and other assets..........................        872,949             3,315
                                                           ----------          --------
     Total assets.....................................     $1,029,731          $101,656
                                                           ==========          ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...................................     $   23,319          $  3,560
   Accrued payroll and related expenses...............          6,116             2,191
   Accrued liabilities to service providers...........          2,634            16,058
   Other accrued liabilities..........................          8,465             2,418
   Deferred revenue...................................          4,391             4,789
   Short-term obligations.............................          2,540             2,942
                                                           ----------          --------
     Total current liabilities........................         47,465            31,958

Long-term obligations.................................          2,543             2,981
Deferred tax liabilities..............................         41,601                --

Stockholders' equity:
   Preferred Stock....................................             --                --
   Common Stock.......................................      1,235,623           121,292
   Accumulated deficit................................       (157,772)          (53,724)
   Deferred compensation..............................           (621)             (717)
   Notes receivable from stockholders.................       (139,108)             (134)
                                                           ----------          --------
     Total stockholders' equity.......................        938,122            66,717
                                                           ----------          --------
     Total liabilities and stockholders' equity.......     $1,029,731          $101,656
                                                           ==========          ========

  See notes to condensed consolidated unaudited interim financial statements.

                             INFOSEEK CORPORATION
       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                  Three Months Ended
                                                        January 2, 1999       December 31, 1997
                                                     --------------------   --------------------
Revenues                                                  $  30,175               $12,675
Costs and expenses:
    Hosting, content and website costs.............           8,910                 1,922
    Amortization of intangibles related
      to hosting, content and website costs........           4,357                    --
                                                          ---------               -------
    Total hosting, content and website costs.......          13,267                 1,922

    Research and development.......................           4,481                 2,021
    Sales and marketing............................          29,443                11,800
    General and administrative.....................           6,930                 1,800
    Amortization of goodwill.......................           8,233                    --
    In-process research and development............          72,600                    --
                                                          ---------               -------
    Total costs and expenses.......................         134,954                17,543
                                                          ---------               -------
Operating loss.....................................        (104,779)              (4,868)
Loss from Joint Ventures...........................          (1,282)                  --
Interest income, net...............................           2,013                  220
                                                          ---------              -------
Net loss...........................................       $(104,048)             $(4,648)
                                                          =========              =======

Basic and diluted net loss per share...............          $(2.26)              $(0.17)
Shares used in computing basic and diluted net
 loss per share....................................          46,136               27,341


  See notes to condensed consolidated unaudited interim financial statements.

                             INFOSEEK CORPORATION
       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Three Months Ended
                                                                         -----------------------------------------------
                                                                            January 2, 1999           December 31, 1997
                                                                         ---------------------     ---------------------
Cash flows from operating activities:
Net loss...........................................................           $(104,048)                 $ (4,648)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Write-off in-process technology.................................              72,600                        --
   Depreciation and amortization...................................              16,278                     1,044
   Equity in losses from Joint Ventures............................               1,282                        --
   Writedown of restructure related assets.........................                  --                     2,080

   Changes in assets and liabilities:
      Accounts receivable, net.....................................              (7,649)                   (2,662)
      Prepaid to service providers.................................               5,919                        --
      Other current assets.........................................              (1,428)                      (25)
      Direct acquisition costs.....................................             (11,191)                       --
      Intangibles and other assets.................................                (675)                     (592)
      Accounts payable.............................................              17,709                     2,710
      Accrued payroll and related expenses.........................               1,572                       490
      Accrued liabilities to service providers.....................             (13,424)                    1,864
      Other accrued liabilities....................................               2,008                       963
      Deferred revenue.............................................                (398)                      950
      Accrued restructuring and other charges......................                  --                    (1,027)
                                                                              ---------                  --------
           Net cash provided by (used in) operating activities.....             (21,445)                    1,147

Cash flows from investing activities:
Investment in Joint Ventures.......................................              (1,949)                       --
Purchases of available-for-sale securities.........................            (108,170)                  (15,102)
Proceeds from sales and maturities of available-for-sale
    securities.....................................................              70,507                    15,092
Purchases of property and equipment................................              (6,088)                     (118)
Cash received from Starwave acquisition............................                 712                        --
Issuance of notes receivable.......................................                  --                      (950)
                                                                              ---------                  --------
           Net cash used in investing activities...................             (44,988)                   (1,078)

Cash flows from financing activities:
Proceeds from term loan............................................                  --                       265
Repayments of term loan............................................                (840)                     (267)
Proceeds from issuance of convertible debt.........................                  --                       305
Proceeds from issuance of common stock.............................              71,822                       410
                                                                              ---------                  --------
           Net cash provided by financing activities...............              70,982                       713
                                                                              ---------                  --------
Net increase in cash and cash equivalents..........................               4,549                       782
Cash and cash equivalents at beginning of period...................                 628                     2,541
                                                                              ---------                  --------
Cash and cash equivalents at end of period.........................           $   5,177                  $  3,323
                                                                              =========                  ========
---------
Cash paid for interest.............................................           $     125                  $    202

  See notes to condensed consolidated unaudited interim financial statements.

                             INFOSEEK CORPORATION

    NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION

         In this Quarterly Report on Form 10-Q, references to "Infoseek" or "the Company" on or after November 18, 1998 are references to Infoseek Corporation, a Delaware corporation and its subsidiaries, and references to Infoseek prior to November 18, 1998 are references to Infoseek Corporation, a California corporation. When necessary for clarity, Infoseek Corporation, a California corporation, is referred to as "Infoseek California" and Infoseek Corporation, a Delaware corporation, is referred to as "Infoseek Delaware." References to "Disney" refer to The Walt Disney Company and its affiliated companies. References to the "ABCNews Joint Venture" and the "ESPN Joint Venture" refer to the joint ventures Starwave maintains with affiliates of Disney and ESPN, respectively. The ABCNews Joint Venture and the ESPN Joint Venture are together referred to as the "Joint Ventures."

         Infoseek Corporation was incorporated in California in August 1993 to develop and provide Internet and World Wide Web search and navigation services. On November 18, 1998, Infoseek entered into a significant transaction with The Walt Disney Company. In this transaction, Infoseek acquired Starwave Corporation from Disney and formed a holding company incorporated in Delaware on June 12, 1998, for purposes of holding the capital stock of Infoseek Corporation, a California corporation, and Starwave.

         Infoseek is a leading provider of Internet services and software products. Infoseek produces GO Network (home page: go.com), and the Infoseek Service (home page: infoseek.go.com), comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information sources and content sites, community applications for communicating shared interests such as chat and instant messaging, and which facilitate the purchase of related goods and services. In January 1999, Infoseek launched GO Network and an enhanced version of the Infoseek Service. The Company conducts its business predominantly within one industry segment.

         On January 28, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report presents financial information for the first quarter of fiscal 1999, beginning October 4, 1998 and ending January 2, 1999. The unaudited results of operations and cash flows of the Company for the quarter ended January 2, 1999 contained 91 days and compare to 92 days for the unaudited results of operations and cash flows for the quarter ended December 31, 1997.

         Because prior to November 18, 1998 Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for conducting the transactions described above, Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave and, after January 15, 1999, Quando, Inc. Accordingly, because the transaction with Disney and acquisition of Starwave did not occur until November 18, 1998, this Quarterly Report on Form 10-Q presents financial information for Infoseek through the entire period, and combined operations with Starwave, the acquisition of which was accounted for under the purchase method of accounting, for the portion of the period following November 18, 1998. As a result, information presented herein may not be comparable to results in previous quarters.

         GO Network and the Infoseek Service are Internet portal sites that combine search and directory services, including 18 easy to navigate "centers" that integrate search results with relevant information, services, products and communities on the Internet, and the content of ABC.com, ABCNEWS.com, ESPN.com, Disney and others. Both services contain unique features like universal navigation, follow-me tabs, universal registration, universal personalization, and security. Infoseek has a strategic relationship with Disney concerning GO Network, including its promotion and content. Infoseek also produces other leading Internet sites, like ESPN.com and ABCNEWS.com, in partnership with Disney affiliates.

         The condensed consolidated financial information as of January 2, 1999 and for the three month periods ended January 2, 1999 and December 31, 1997 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The October 3, 1998 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Infoseek's Transition Report on Form 10-K for the nine months ended October 3, 1998, filed with the Securities and Exchange Commission on February 16, 1999. The results of operations for the three months ended January 2, 1999 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2.  NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be antidilutive for all periods presented. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes rules for reporting and displaying comprehensive income or comprehensive loss. The Company's total comprehensive net loss was the same as its net loss for the three months ended January 2, 1999 and December 31, 1997.

         During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131 ("SFAS No. 131"), "Disclosures about Segments of an
Enterprise and Related Information."   SFAS No. 131 requires the Company to use
the "management approach" in disclosing segment information. The Company conducts its business predominantly within one industry segment for all periods presented. Management assesses the Company's performance and measures the Company's loss and assets on a single segment basis. The single segment generates revenue predominantly from the United States for all periods presented.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS No. 133, but does not expect this pronouncement to materially impact the Company's results of operations.

NOTE 4.  BUSINESS COMBINATION

         In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition by Infoseek of Starwave, of which Disney was the principal shareholder, through a merger and exchange of shares. The Starwave merger and related transactions were completed on November 18, 1998. In accordance with the Starwave merger agreement, Infoseek issued 25,932,681 shares of Infoseek common stock for all outstanding shares of Starwave capital stock. Infoseek also reserved 2,205,316 shares of Infoseek Common Stock for Starwave stock options assumed by Infoseek. The fair value of Infoseek's shares and options issued was approximately $897.8 million. Infoseek incurred direct acquisition costs of approximately $22.0 million, which were included in the purchase price of Starwave. In addition, Disney purchased 2,642,000 unregistered shares of Infoseek common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek common stock at certain times, and subject to certain conditions, in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrant is intended to enable Disney to achieve a majority stake in Infoseek over time.

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The consolidation of the acquired assets and liabilities significantly affected the Company's balance sheet at January 2, 1999, as depicted in the following tables:


         The approximate purchase price (in thousands):

Purchase price..........................   $897,834
Estimated transaction and other direct
 acquisition costs......................     22,000
                                           --------
                                           $919,834
                                           ========

The allocation of the approximate purchase price was determined as follows (in thousands):


       Tangible assets acquired and
         liabilities assumed:
         Tangible assets.................   $ 12,751
         Liabilities.....................     (6,163)
       Intangible assets acquired:
         Joint Ventures relationships
          (ESPN and ABCNews).............    178,500
         Developed technology............     29,900
         Assembled workforce.............     15,300
         In-process research and
          development....................     72,600
         Goodwill........................    658,547
         Deferred tax liability..........    (41,601)
                                            --------
                                            $919,834
                                            ========

         To determine the value of the developed technology and the investment in the Joint Ventures, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Based on a third-party appraisal, management determined that $72.6 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended January 2, 1999 as a non-recurring charge upon consummation of the acquisition. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. In November 1998, the Company began amortizing the Joint Venture relationships and goodwill over an estimated useful life of 10 years, and developed technology and assembled workforce over an estimated useful life of 2 years. Amortization expense of intangibles assets purchased was approximately $13.3 million during the quarter ended January 2, 1999.

         In connection with the Starwave acquisition, Infoseek accrued approximately $22.0 million in costs related to the acquisition, including estimated transaction costs of approximately $13.4 and costs of approximately $8.6 million associated with the elimination of redundant operations and closure of duplicate facilities. These costs qualify as liabilities in connection with a purchase business combination under EITF 95-3. Transaction costs consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges. As of January 2, 1999, the Company made cash payments related to transaction costs of approximately $13.4 million. The Company also incurred non-cash transactions of approximately $5.7 million related to liabilities in connection with a purchase business combination. The remaining accrued balance of approximately $2.9 million is expected to be used during fiscal 1999. Infoseek also expects to incur additional costs related to the Starwave acquisition, due mainly to integration of operations and computer systems, of approximately $7.0 million, of which approximately $3.3 million was expensed as of January 2, 1999. Integration costs do not qualify as liabilities in connection with a purchase business combination under EITF 95-3 and will be charged to operations as incurred.

         Infoseek may be required to sell to Disney certain shares of common stock and issue warrants at prices below fair market value at the time of purchase which may result in future material charges adversely affecting Infoseek's results of operations.

         Under certain representation agreements by and among Infoseek, Starwave and each of the Joint Ventures, entered into in conjunction with the Starwave merger, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet services and other related items included the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by 80%, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of publicly traded Internet companies involved in activities comparable to those of the Joint Ventures. If a mutually agreeable rate cannot be determined, then the rate will be based on the Joint Ventures' 12 month trailing average.

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

         Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest. Under each of the joint venture agreements, required funding and profits/losses under the Joint Ventures are split 60/40 between Starwave and Disney entities in loss years and 50/50 in years in which the respective Joint Ventures have net income. The other partners of these Joint Ventures, subsidiaries of ESPN and ABC, are subsidiaries of Disney.

         Under a license agreement entered into by and between Disney and Infoseek, Disney granted to Infoseek a worldwide license to exploit the trademarks and web addresses associated with GO Network and Infoseek has agreed to pay Disney royalties. Royalties are calculated as one percent (1%) of Infoseek's revenues other than revenues derived from software sales and services. Royalties under the license agreement will not be earned nor paid until the end of any Infoseek fiscal year in which Infoseek has positive earnings before interest, taxes, and amortization ("EBITA") as defined and royalty payments in any year will not exceed 15% of EBITA in such year as defined.

         The EBITA calculation for the three months ended January 2, 1999 is as follows (in thousands):

                Net loss........................    $(104,048)
                Interest expense................          125
                Amortization of Intangibles:

                  Goodwill......................        8,233
                  Developed technology..........        1,868
                  Assembled workforce...........          956
                  Joint Venture relationships...        2,231
                                                    ---------
                EBITA...........................    $ (90,635)
                                                    =========

         Since the license agreement was not in effect for the quarter ended December 31, 1997, EBITA for this period is not presented.

NOTE 5.    INTANGIBLE ASSETS

Intangible and other assets are comprised of (in thousands):


                                  January 2, 1999    October 3, 1998
                                  ---------------    ---------------
Developed Technology                  $ 29,900           $  --
Assembled Workforce                     15,300              --
Goodwill                               658,547              --
Joint Venture Relationships            178,500              --
Other Assets                             3,990            3,315
Accumulated Amortization               (13,288)             --
                                      --------           ------
                                      $872,949           $3,315
                                      ========           ======

         The following selected unaudited pro forma combined results of operations of Infoseek and Starwave for the three months ended January 2, 1999 and December 31, 1997 have been prepared assuming that the acquisition had occurred at the beginning of the period presented. The following selected unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):


                                                  Three Months Ended
                                           January 2, 1999    December 31, 1997
                                         ------------------  -------------------
Net revenues..........................        $ 36,076             $ 21,036
Loss from operations(1)(2)............        $(50,342)            $(40,052)
Net loss(1)(2)(3).....................        $(51,701)            $(42,350)
Net loss per share(1)(2)(3)...........        $  (0.83)            $  (0.73)
Shares used in per share calculation..          62,372               58,121

----------
(1) The loss from operations and net loss and net loss per share does not include the $72.6 million in-process research and development charge.

(2) The pro forma adjustment for the representation rights fee is the Joint Venture's revenues less allocated costs of 15% of revenue, plus a 5% profit margin on allocated costs. In addition, a pro forma adjustment has been made for additional costs Starwave would have incurred that were historically incurred by the Joint Ventures.

(3) A pro forma adjustment has been made to Starwave's allocated (60%) losses from the Joint Ventures.

NOTE 6.  SIGNIFICANT AGREEMENTS

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

         On August 28, 1998 Infoseek entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which Infoseek will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling $26.0 million over a two year period, with $0.5 million paid upon the signing of the agreement, $14.5 million to be paid in advance for the first five quarters upon mutual acceptance of the technology by both parties, and the remaining $11.0 million to be paid ratably over the last three quarters of the agreement term. On October 1, 1998, Infoseek and WebTV agreed on the technology; however, cash was not paid until the quarter ended January 2, 1999. The payments under the WebTV agreements are being amortized ratably over the period covered by the payment, on a straight-line basis. Such payments by Infoseek are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. For the three months ended January 2, 1999, the Company incurred approximately $3.2 million of sales and marketing expenses under this agreement. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales which could have a material adverse effect on Infoseek's business, results of operations and financial condition.

NOTE 7.  PROMISSORY NOTE

         In conjunction with the Starwave acquisition, Disney, a 43% shareholder of Infoseek, delivered a promissory note of $139.0 million payable to Infoseek. The promissory note bears interest on the principal amount outstanding at a rate of 6.5% per annum. The promissory note is payable in twenty quarterly principal installments, beginning on February 18, 1999, of $6.9 million, with the final payment due on November 18, 2003. The promissory note, together with accrued and unpaid interest, may be paid in whole or in part without premium or penalty at any time. The Company earned approximately $1.1 million of interest income related to this promissory note in the quarter ended January 2, 1999.

NOTE 8.  SEGMENT INFORMATION

        The Company predominantly operates in one business segment--providing Internet search and navigation products and services for which the Company receives advertising revenues from its customers. Advertising revenues totaled approximately $28.0 million and $11.9 million for the three months ended January 2, 1999 and December 31, 1997, respectively.

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability from the Company's Internet search navigation products and services or from its Ultraseek software license and support.

        Total revenues generated from U.S. customers totaled approximately $29.0 million and $12.5 million of total revenues for the three months ended January 2, 1999 and December 31, 1997, respectively. Total revenues generated from foreign customers totaled approximately $1.1 million and $0.2 million, respectively, of total revenues for the three months ended January 2, 1999 and December 31, 1997.

NOTE 9.  SUBSEQUENT EVENTS

         On January 15, 1999, Infoseek completed the acquisition of Quando, Inc. Quando creates constantly updated directories of information obtained from the Internet for use to search the Web -- including shopping guides, event guides, contact directories, audio clip libraries, review guides and website rating guides. Infoseek issued approximately 396,591 shares of Infoseek common stock and reserved approximately 26,000 shares of Infoseek common stock for Quando options assumed by Infoseek. Infoseek will account for the Quando acquisition as a purchase transaction and will incur a write-off related to in-process research and development of approximately $4.3 million in the quarter ending April 3, 1999 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce are approximately $17.7 million and will be amortized over two years from the date of acquisition. These are preliminary amounts. In connection with the acquisition of Quando, Infoseek incurred direct costs of approximately $1.5 million which will be accounted for as part of the purchase price of the transaction. In addition, Infoseek expects to incur additional integration costs of up to $0.5 million in the quarter ending April 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 23 of this Quarterly Report on Form 10-Q, including, without limitation, those entitled "-Accounting Charges From Acquisitions Will Delay and Reduce Profitability," "-In Order to Continue to Grow, Infoseek Will Need More Financing," "-Infoseek's Financial Results Will Vary," "-If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result in User Traffic, or If Sites That Provide Traffic to Infoseek are Not Successful, Infoseek's Advertising Revenue Will Decrease," "-Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "-If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Losses Under These Agreements," and "-If Infoseek Advertising and Related Sponsorship of Infoseek Services Are Not Accepted, Infoseek's Revenues Will Be Adversely Affected." The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

Explanatory Note

         On January 28, 1999, Infoseek changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report on Form 10-Q presents financial information for the first fiscal quarter of 1999, beginning October 4, 1998 and ending January 2, 1999. The unaudited results of operations and cash flows of the Company for the quarter ended January 2, 1999 contained 91 days and compare to 92 days for the unaudited results of operations and cash flows for the quarter ended December 31, 1997.

         Because prior to November 18, 1998 Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for purposes of conducting the transactions described above, Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave and, after January 15, 1999, Quando, Inc. Accordingly, although the transaction with Disney did not occur until November 18, 1998, this Quarterly Report on Form 10-Q presents financial information for Infoseek through the entire period, and combined operations with Starwave, the acquisition of which was accounted for under the purchase method of accounting. As a result, information presented herein may not be directly comparable to results in previous quarters.

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

         Beginning in early 1997, Infoseek began to license its Ultraseek Server product to corporate customers for use on their intranet and public web site search applications. Gross margins from licensing Ultraseek and advertising revenues are not materially different.

         In October 1997, Infoseek launched an enhanced version of the Infoseek Service, with easy to navigate "channels" (now called "centers" and numbering
18) that integrate search results with relevant information, services, products and communities on the Internet. The Infoseek Service provides Infoseek with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers, sponsors and partners to more effectively target viewers.

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

         Infoseek's significant growth and limited operating history in a rapidly evolving industry make it difficult to manage operations and predict future operating results. Infoseek has incurred significant net losses since inception and expects to incur substantial additional losses. As of January 2, 1999, Infoseek had an accumulated deficit of approximately $157.8 million. Infoseek and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. In addition, because the acquisitions of Starwave and Quando are large and complex, Infoseek may be required to reorganize its operations in order to operate more effectively. For example, in January 1999, Infoseek reorganized all of its product and engineering related efforts into a single department to become more functional and efficient. Due to the complexity and scale of Infoseek's recent acquisitions, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Although Infoseek has recently begun a new multi-year planning cycle, future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions. Although Infoseek has experienced significant revenue growth from 1997 to 1999, there can be no assurance that this growth rate will be sustained, that revenues will continue to grow or that Infoseek will achieve profitability. In the quarter ending April 3, 1999, the Company expects revenues to increase modestly from the quarter ended January 2, 1999 and expenses to increase at least $10.0 million during such period. Infoseek's estimates of revenue and expense levels for the quarter ending April 3, 1999 are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of a number of factors, including those set forth below and including "Risk Factors - If GO Network is Not Successful, Infoseek's Business Would Be Seriously Harmed,"
"- If Infoseek Encounters Difficulties in Integrating Starwave and Quando, Infoseek Will Not Experience All of the Expected Benefits of these Acquisitions, " and "- Infoseek's Financial Results Will Vary." From 1997 to 1999, Infoseek significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operations, development of new distribution channels, broadening of its customer support capabilities and funding of greater levels of research and development. Further increases in operating expenses are planned in the future. To the extent that any such expenses are not timely followed by increased revenues, Infoseek's business, results of operations, financial condition and prospects would be materially adversely affected.

         As a result of Infoseek's limited operating history as well as the recent emergence and rapid pace of change and development of both the Internet and intranet markets addressed by Infoseek, Infoseek has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. Infoseek expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the Starwave Acquisition (described below); development of GO Network; the continued rate of growth; usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for Infoseek's products and services; the advertising budgeting cycles of individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors; Infoseek's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; Infoseek's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with Borders Online, Inc., AT&T, N2K, Microsoft, Netscape and others; pricing changes by Infoseek or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors. Substantially all of Infoseek's revenues have been generated from the sale of advertising and sponsorships, and Infoseek expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Moreover, many of Infoseek's contracts with advertising customers have terms of three months or less. Advertising revenues are tightly related to the amount of traffic on Infoseek's services, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast. In addition, Infoseek has in the past relied on the purchase of traffic from Netscape, Microsoft and others as a significant portion of Infoseek's total traffic. Infoseek originally entered into an agreement with Netscape in June 1998. Under the June agreement, Infoseek purchased 15% of Netscape's available search traffic, which traffic had decreased from 30% in the year earlier period. In November 1998, Infoseek and Netscape renegotiated the terms of the June agreement to provide for the purchase of 5% of Netscape's available search traffic from January 11, 1999 and through the duration of the agreement which terminates May 31, 1999. Daily page views for Infoseek, go.com and the Joint Ventures in the month of December 1998 averaged approximately 33.0 million, down from approximately 38.0 million in the month of September 1998. The decline in page views was primarily due to decreased traffic on the Joint Ventures' websites (including as a result of the NBA lockout), and seasonality in sports and news events. Average daily page views on the Infoseek Service were approximately 21.5 million in the month of December 1998, up 69% from approximately 12.7 million in December 1997, but similar to the approximately
21.4 million average daily page views in September 1998. Daily traffic on the Infoseek Service, excluding chat traffic, increased 6% in the month of December 1998 compared to the daily traffic in September 1998. Infoseek's chat traffic for the month of December 1988 was down 19% from September 1998. This decline was due in part to Infoseek's concerted effort to eliminate pornographic or sexually explicit chat. Chat pages typically provide lower revenues than Infoseek's other services. Purchased traffic, including trafic from Microsoft and Netscape, accounted for 20% of total daily page views in the quarter ended January 2, 1999. If total traffic, whether purchased or not, declines or does not continue growing, Infoseek's business, results of operations and financial condition and prospects could be materially adversely affected.

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

         In addition, Infoseek may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a short-term material adverse effect on Infoseek's business, results of operations, financial condition and prospects and which may not generate the long-term benefits intended. From time to time, Infoseek has entered into and may continue to enter into strategic relationships with companies for cross service advertising, such as Infoseek's relationship with Borders Online, Inc. Infoseek's revenues have in the past been, and may in the future continue to be, partially dependent on its relationship with its strategic partners. Such strategic relationships have and may continue to include substantial one-time or up front payments from Infoseek's partners. Accordingly, Infoseek believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of Infoseek's future performance. Due to the foregoing factors, it is likely that in future periods, Infoseek's operating results may be below the expectations of public market analysts and investors. In such event, the price of Infoseek's common stock would likely be materially adversely affected. See "Risk Factors -Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "- Infoseek's Stock Price Will Fluctuate," "Infoseek's Financial Results Will Vary," "- If Infoseek Cannot Renew Existing or Enter Into New Agreements Which Result In User Traffic, or If Sites That Provide Traffic to Infoseek Are Not Successful, Infoseek's Advertising Revenue Will Decrease," "- Infoseek's Future Success Depends on the Continuation and Integration of Joint Venture Relationships and on Entering Into New Third Party Relationships," and "- If the Internet and Electronic Commerce Do Not Continue to Grow, Infoseek's Business Will Suffer."

         Disney Transaction. In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition of Starwave, of which Disney was the principal shareholder, by Infoseek through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Starwave Merger Agreement"). The transactions contemplated by the Starwave Merger Agreement were completed on November 18, 1998. In accordance with the Starwave Merger Agreement, Infoseek issued 25,932,681 shares of Infoseek common stock for all outstanding Starwave shares. Infoseek also reserved 2,205,316 shares of Infoseek common stock for Starwave stock options assumed by Infoseek. The fair value of Infoseek's shares and options issued was approximately $897.8 million. In addition, Infoseek incurred direct acquisition costs of approximately $22.0 million, which were included in the purchase price of Starwave. The total purchase price of Starwave was therefore approximately $919.8 million. The Starwave Acquisition is being accounted for as a purchase transaction. In addition, Disney purchased an additional 2,642,000 unregistered shares of Infoseek common stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek common stock in exchange for approximately $70.0 million in cash and a $139.0 million five-year promissory note. The warrant is intended to enable Disney to achieve a majority stake in Infoseek over time.

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

         Because the acquisition of Starwave is being accounted for under the purchase method of accounting, the purchase price is being allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge of approximately $72.6 million was recorded in the quarter ending January 2, 1999. In addition, intangible assets related to developed technology and assembled workforce of approximately $45.2 million are being amortized over two years.

Intangible assets relating to goodwill and the Joint Ventures of approximately $658.5 million and $178.5 million, respectively, will be amortized over ten years. Infoseek began the amortization of each of these intangible assets in the quarter ended January 2, 1999. In addition, Infoseek expects to incur increased operating expenditures associated with the expanded operations resulting from the transaction, as well as the development, launch and promotion of GO Network. In this regard, Infoseek has agreed to use commercially reasonable efforts to meet certain spending requirements for GO Network pursuant to the terms of a license agreement between Infoseek and Disney related to GO Network (the "License Agreement"). Subject to adjustment by unanimous vote of the two member advisory committee established pursuant to a product management agreement between Infoseek and Disney (the "Product Management Agreement"), these spending requirements for GO Network for the first three years are $40.5 million, $58.3 million and $64.8 million, respectively. In addition, pursuant to a promotional services agreement (the "Promotional Services Agreement"), Infoseek has agreed to purchase $165.0 million in promotional services over a five-year period for GO Network. The amounts spent on the purchase of promotional services under the Promotional Services Agreement apply towards the spending requirements under the License Agreement. As a result, Infoseek's profitability is expected to be delayed beyond the time when Infoseek, prior to consummating the Disney Transaction, may have otherwise achieved profitability. In addition, the size and complexity of the Disney Transaction, the launch of GO Network and the rapid pace of change and development in the Internet market make it difficult to predict the future results. See "Risk Factors - Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future."

         In connection with the acquisition of Starwave, Infoseek acquired Starwave's interests in the ABCNews Joint Venture and ESPN Joint Venture with affiliates of Disney and ESPN, respectively. Under each of the joint venture agreements, required funding and profits/losses under the Joint Ventures are split 60/40 between the Starwave and Disney entities in loss years and 50/50 in years in which the respective Joint Ventures each net income.

         Infoseek (through Starwave) has also agreed to act as a representative of the Joint Ventures for the sale of advertising and related services for the Joint Ventures.

         Under representation agreements by and among Infoseek, Starwave and each of the Joint Ventures, each entered into in conjunction with the acquisition of Starwave, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of the publicly traded internet companies involved in activities comparable to those of the Joint Ventures.

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

         WebTV Transaction. On August 28, 1998 Infoseek entered into an agreement with WebTV pursuant to which Infoseek will be the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling approximately $26.0 million over a two year period, with $0.5 million paid upon the signing of the agreement, $14.5 million to be paid in advance for the first five quarters upon mutual acceptance of the technology by both parties and the remaining $11.0 million to be paid ratably over the last three quarters of the agreement term. On October 1, 1998, Infoseek and WebTV agreed on the technology; however, cash was not paid until the quarter ending January 2, 1999. The payments under the WebTV agreements are being amortized ratably over the period covered by the payments, on a straight-line basis. Such payments by Infoseek are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales, which could have a material adverse effect on Infoseek's business, results of operations and financial condition.

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

         GO Network and Enhanced Infoseek Service. In December 1998, Infoseek launched a beta version of GO Network and in January 1999, Infoseek launched the premier version of GO Network and an enhanced interest version of the Infoseek Service, with a similar user interface to GO Network. GO Network and the enhanced Infoseek Service are comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information and content sites, community applications for communicating shared interests such as chat and instant messaging, and which facilitate the purchase of related good and services. GO Network and the enhanced Infoseek Service have several unique features, such universal registration and navigation, universal personalization, and GO Guardian and security, and also offer content from Disney and its affiliates, including ABC News and ESPN. Infoseek expects to transition users from the Infoseek Service to GO Network and may in the future redirect Infoseek Service users to the GO Network home page. As a result of the launch of GO Network and the enhanced Infoseek Service, Infoseek expects to have significantly increased costs and operating expenses in future periods.

RESULTS OF OPERATIONS

For the Three Months Ended January 2, 1999 and December 31, 1997

Total Revenues

         Infoseek's total revenues for the three months ended January 2, 1999 were approximately $30.2 million, which represents a 138% increase over revenues for the three months ended December 31, 1997 of approximately $12.7 million. Revenues consist primarily of advertising derived from banner and sponsorship sales and revenues Starwave recognizes on the sale of advertising and other services for the Joint Ventures due to its obligations under the representation agreements. Infoseek also earned revenue from licensing the Ultraseek server product. The revenue growth is primarily attributable to increased advertising revenue due to increased use of the Internet for information publication, the development and acceptance of the Internet as an advertising and commerce medium, increased viewer traffic on the Infoseek Service and the inclusion of Starwave revenues from November 18, 1998, which accounted for approximately
$6.2 million of revenues. Infoseek's current business model is to generate revenues through the sale of advertising on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space, sponsorships and services from Infoseek or that Infoseek will be able to successfully attract additional advertisers.

         For the three months ended January 2, 1999 and the three months ended December 31, 1997, the average daily page views were approximately 36.7 million and 12.5 million, respectively. Historically, Infoseek has purchased traffic from companies such as Microsoft and Netscape. For the three months ended January 2, 1999, purchased traffic accounted for 20% of total daily page views compared to 51% of average daily page views for the three months ended December 31, 1997. The decrease in the percentage of traffic purchased is primarily the result of increased traffic on the Infoseek Service and the Joint Ventures and a decrease in the overall percentage volume of traffic purchased from Netscape. Due to the GO Network launch, continued operations of the Joint Ventures and amendments to traffic purchase agreements, Infoseek believes that purchased traffic as a percentage of average daily page views will continue to decrease.

Hosting, Content and Website Costs

         Hosting, content and website costs were approximately $13.3 million for the three months ended January 2, 1999, or 44% of revenues, compared to approximately $1.9 million, or 15% of revenues for the three months ended December 31, 1997. Hosting, content and website costs consist primarily of representation rights fees paid to the Joint Ventures (approximately $5.2 million since the acquisition of Starwave), amortization of intangibles relating to hosting, content and website costs (approximately $4.4 million since the acquisition of Starwave) and the costs associated with the enhancement, maintenance and support of Infoseek's websites and the Joint Ventures' websites, including telecommunications costs, equipment depreciation and related support services. Hosting, content and website costs also include costs associated with the licensing of certain third-party technologies and content. The increase was primarily due to the representation agreements, the addition of equipment and personnel to support the Joint Ventures' websites and increases in royalties due to additional traffic. Management expects its hosting, content and website costs will continue to increase in dollars and as a percentage of revenues because of the representation agreements and as it upgrades equipment and maintenance and support personnel, adds content partners to meet the growing demands for web services and provides additional services for the Joint Ventures.

Research and Development

         Research and development costs were approximately $4.5 million for the three months ended January 2, 1999, or 15% of revenues, compared to approximately $2.0 million, or 16% of revenues for the three months ended December 31, 1997. Research and development expenses primarily consist of personnel costs, consulting and equipment depreciation. The increase in dollars is attributable to the development and launch of GO Network, on-going enhancements to the Infoseek Service, enhancements related to the Joint

Ventures' websites and the development and implementation of new technology and products. Management believes that a significant level of research and development expenses is required to continue to remain competitive in its industry. Accordingly, management anticipates that it will continue to devote substantial resources to product development, especially related to GO Network, and that these costs are expected to continue to increase in dollar amount in future periods.

Sales and Marketing

         Sales and marketing costs were approximately $29.4 million for the three months ended January 2, 1999, or 98% of revenues, compared to approximately $11.8 million, or 93% of revenues, for the three months ended December 31, 1997. Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional expenses and other marketing related costs. The increase in dollars is primarily the result of expenses related to the WebTV transaction, promotional spending on the GO Network, cost of purchased traffic, hiring additional sales and marketing personnel and an increase in promotional and advertising activity including television and other media advertising campaigns. Management expects to increase the amount of promotional and advertising expenses, especially related to GO Network, and anticipates hiring additional sales representatives in future periods.

General and Administrative

         General and administrative costs were approximately $6.9 million for the three months ended January 2, 1999, or 23% of revenues, compared to approximately $1.8 million, or 14% of revenues, for the three months ended December 31, 1997. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services. The increase in dollars is the result of the integration costs associated with the Starwave acquisition, hiring additional administrative and executive staff and adding infrastructure to manage the expansion of the business. Management anticipates that its general and administrative expenses will continue to increase as Infoseek continues to expand its administrative and executive staff.

Amortization of Intangibles

         The Starwave merger and related transactions were completed on November 18, 1998. The Starwave acquisition is being accounted for as a purchase transaction. The fair value of Infoseek's shares and options issued was approximately $897.8 million. In addition, Infoseek incurred direct acquisition costs of approximately $22.0 million, which were included in the purchase price of Starwave. The total purchase price of Starwave was therefore approximately $919.8 million. Accordingly, intangible assets of approximately $45.2 million related to developed technology and assembled workforce were recorded and will be amortized over two years. Intangible assets related to goodwill and the Joint Ventures of approximately $658.5 million and $178.5 million, respectively, were recorded and will be amortized over ten years. For the three months ended January 2, 1999, Infoseek incurred approximately $13.3 million in amortization expense related to intangibles. Of the approximately $13.3 million of intangibles amortization, approximately $4.4 million is related to hosting, content and website costs, approximately $0.4 million related to sales and marketing expenses, approximately $0.2 million related to general and administrative expenses, approximately $0.1 million related to research and development expenses and approximately $8.2 million for goodwill. Management anticipates that amortization of intangibles will increase in future periods.

In-Process Research and Development

         For the three months ended January 2, 1999, Infoseek incurred charges for in-process research and development of approximately $72.6 million. Because the acquisition of Starwave was accounted for under the purchase method of accounting, the purchase price was allocated to the acquired assets and liabilities of Starwave.

Loss from Joint Ventures

         For the three months ended January 2, 1999, Infoseek incurred losses of approximately $1.3 million from the Joint Ventures related to the Starwave acquisition which represents 60% of the Joint Venture losses.

Interest Income, Net

         For the three months ended January 2, 1999 and December 31, 1997, Infoseek earned net interest income of approximately $2.0 million and $0.2 million, respectively. The increase in interest income, net is primarily the result of an increase in available cash from increased revenues and proceeds from the Disney transaction and Infoseek's follow-on public offering in February 1998.

Income Taxes

         Due to Infoseek's loss position, there was no provision for income taxes for any of the periods presented. At October 3, 1998, Infoseek had federal and state net operating loss carry forwards of approximately $40.0 million and $17.0 million, respectively. The federal net operating loss carry forwards will expire beginning in 2009 through 2013, if not utilized, and the state net operating loss carry forwards will expire in the years 1999 through 2013. Certain future changes in the share ownership of Infoseek, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carry forwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of Infoseek. As a result of the Starwave acquisition, the Company recorded a deferred tax liability of $41.6 million.

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

         If Infoseek or any of its viewers, customers, linked sites, advertisers, vendors or other third parties are not year 2000 compliant, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

LIQUIDITY AND CAPITAL RESOURCES

         At January 2, 1999, Infoseek had approximately $5.2 million in cash and cash equivalents, an increase of approximately $4.5 million from October 3, 1998.

         For the three months ended January 2, 1999, operating activities used cash of approximately $21.4 million due primarily to Infoseek's net loss, partially offset by increases in non-cash charges including depreciation and amortization and the write-off of in-process technology. For the three months ended December 31, 1997, operating activities provided cash of approximately $1.1 million due primarily to increases in accounts payables and accrued liabilities to service providers partially offset by Infoseek's net loss. For the three months ended January 2, 1999, investing activities used cash of approximately $45.0 million primarily related to the net purchases of short-term investments and equipment purchases. For the three months ended December 31, 1997, investing activities used cash of approximately $1.1 million primarily related to the issuance of notes receivable. Financing activities generated cash of approximately $71.0 million in the three months ended January 2, 1999 primarily from the issuance of common stock. Financing activities generated cash of approximately $0.7 million in the three months ended December 31, 1999 primarily from the issuance of convertible debt and common stock.

         Infoseek has cash commitments to Netscape, Microsoft and WebTV in connection with certain agreements. Infoseek also has commitments to purchase promotion for GO Network from ABC pursuant to a promotional services agreement, make guaranteed minimum payments under representation agreements with the Joint Ventures, minimum funding commitments for GO Network pursuant to a product management agreement with Disney and, when it obtains positive EBITA, license royalty commitments to Disney. In addition, Infoseek has funding commitments under operating lease agreements and expects to continue to incur significant capital expenditures to support expansion of Infoseek's business. Furthermore, from time to time Infoseek expects to evaluate the acquisition of products, businesses and technologies that complement Infoseek's business. Infoseek currently anticipates that its cash, cash equivalents, short-term investments, and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs for working capital and other cash requirements through at least September 30, 1999. However, Infoseek may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

         Infoseek had cash, cash equivalents and short-term investments of approximately $94.1 million as of January 2, 1999. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Infoseek will be reduced, such stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of Infoseek's common stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. The estimate of the period for which Infoseek expects its available funds to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. There can be no assurance that Infoseek will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--In Order to Continue to Grow, Infoseek Will Need More Financing."

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

  Infoseek licenses the GO Network trademark from Disney. This license may be terminated by Disney under certain circumstances. If Disney terminates the license, GO Network would be severely harmed. Further, if Disney does not protect the GO Network trademark against infringement or if this trademark infringes the rights of others, the value of the trademark would be diminished and GO Network would be harmed. See "--Third Parties May Prevent Infoseek From Developing Its Intellectual Property."

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

  . significant future charges relating to sales of shares and warrants which Infoseek may be required to make to Disney below fair market value at the time of purchase in connection with Disney's exercise of its rights to maintain its ownership interest in Infoseek

  . increased operating expenses due to Infoseek's expanded business, including GO Network

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

  .  short and long term pricing changes by Infoseek or its competitors,

  . specific economic conditions in the Internet, intranet and digital media markets,

  .  strikes or other work disruptions,

  . seasonal fluctuations in Internet use and the markets for news and sports events,

  .  general economic conditions, and

  .  other factors.

  In addition, almost all of Infoseek's revenues come from advertising contracts and related sponsorship agreements, many of which are for three months or less. Advertising prices are closely related to the number of viewers on Infoseek's services, and Infoseek cannot accurately predict the number of viewers on its sites for any given time. As a result, Infoseek has difficulty forecasting future sales and operating results.

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

Disney's Ownership Reduces Opportunity for an Acquisition of Infoseek by a Third Party.

  Disney's substantial ownership position in Infoseek, as well as the terms of the GO Network trademark license agreement between Infoseek and Disney, may prevent or discourage tender offers for Infoseek's common stock or other changes in the control of Infoseek unless the terms are approved by Disney. Therefore, it is difficult for a person other than Disney to acquire all or a large portion of Infoseek stock. See "Business--Relationship with Disney."

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

  As of January 2, 1999, Infoseek had an accumulated deficit of $157.8 million, excluding the accumulated deficit of Quando, which will appear in the quarter ending April 3, 1998.

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

  The market for these services is new and developing. As a result, Infoseek cannot predict how competition will affect Infoseek, its competitors or its customers. Since, developing new Internet technology is relatively inexpensive, it is easy for new competitors to enter the Internet and intranet markets, and these markets are changing quickly. There is a large number of competitors currently in these markets and new competitors are entering these markets everyday. In addition, some of Infoseek's competitors have engaged in business combinations or other strategic relationships in order to increase their power and market share.

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

  If any of these risks occur, customers may become dissatisfied with Infoseek's products and services. In turn, Infoseek could lose viewers and could experience delayed or lost advertising revenues.

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

  Infoseek also depends on Web browser makers and Internet and online service providers. Infoseek's viewers have experienced and may in the future experience difficulties due to incompatibilities or other problems.

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

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibit

         27.1 Financial Data Schedule

b)       Reports on Form 8-K

         1. Infoseek filed a current report on Form 8-K dated November 18, 1998 on December 2, 1998, reporting: (i) Disney's acquisition of approximately 43% of Infoseek with the right to acquire 50.1% over time, (ii) Infoseek's acquisition of Starwave Corporation from Disney and others, and (iii) the declaration of a dividend of one Right pursuant to and as defined in that certain Preferred Shares Rights Agreement dated October 2, 1998 by and between Infoseek Delaware and BankBoston, N.A. for each share of Infoseek Delaware common stock outstanding as of 5:00 p.m. New York time on November 18, 1998. Such current report was amended in its entirety on December 9, 1998 to further include (i) the financial statements of Infoseek California, Starwave, the ESPN Joint Venture and the ABCNews Joint Venture; (ii) pro forma financial information reflecting the purchase combination of Infoseek and Starwave; (iii) certain risk factors investors should consider before investing in Infoseek.

         2. Infoseek filed a current report on Form 8-K dated January 15, 1999 on January 29, 1999, reporting Infoseek's acquisition of Quando, Inc. Such current report was amended on February 12, 1999 to further include
         (i) the financial statements of Quando and (ii) pro forma financial information reflecting the purchase combinations of Infoseek, Starwave, and Quando.

         3. Infoseek filed a current report on Form 8-K dated January 28, 1999 on February 4, 1999 reporting that Infoseek had changed to a 52/53 week fiscal year ending on the Saturday closest to September 30 and indicated Infoseek would file a report on Form 10-K for the nine-month fiscal period ended October 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INFOSEEK CORPORATION



Dated:  February 16, 1999                    By:  /s/ Leslie E. Wright
                                             -----------------------------
                                             Leslie E. Wright
                                             Senior Vice President, Chief
                                             Administrative Officer and Chief
                                             Financial Officer