Form 10-Q
period 1999-04-03
INFOSEEK CORP /DE/
filed 1999-05-17
CIK 1071923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM             TO

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

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 12, 1999 there were 61,789,081 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                        ---------------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Condensed Consolidated Unaudited Interim Balance Sheets as of April 3, 1999 and October
                3, 1998...............................................................................             3

              Condensed Consolidated Unaudited Interim Statements of Operations for the Three and Six
                Months Ended April 3, 1999 and March 31, 1998.........................................             4

              Condensed Consolidated Unaudited Interim Statements of Cash Flows for the Six Months
                Ended April 3, 1999 and March 31, 1998................................................             5

              Notes to Condensed Consolidated Unaudited Interim Financial Statements..................             6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...            16

              Risk Factors............................................................................            25

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................            42

Item 6.       Exhibits and Reports on Form 8-K........................................................            42

              Signatures..............................................................................            43

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              INFOSEEK CORPORATION

            CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              APRIL 3, 1999    OCTOBER 3, 1998
                                                              --------------   ----------------
Assets
Current assets:
  Cash and cash equivalents.................................    $   59,715         $    628
  Short-term investments....................................        19,383           51,240
  Accounts receivable, net..................................        39,870            6,942
  Prepaid to service providers..............................        14,249           20,338
  Other current assets......................................         1,225              998
                                                              --------------        -------
      Total current assets..................................       134,442           80,146
Property and equipment, net.................................        26,161           15,370
Direct acquisition costs....................................            --            2,825
Investment in Joint Ventures................................         2,993               --
Intangibles and other assets................................       861,349            3,315
                                                              --------------        -------
      Total assets..........................................    $1,024,945         $101,656
                                                              --------------        -------
                                                              --------------        -------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................................    $   13,572         $  3,560
  Accrued payroll and related expenses......................        12,534            2,191
  Accrued liabilities to service providers..................         3,730           16,058
  Other accrued liabilities.................................         9,111            2,418
  Deferred revenue..........................................        24,941            4,789
  Short-term obligations....................................         2,029            2,942
                                                              --------------        -------
      Total current liabilities.............................        65,917           31,958
Long-term obligations.......................................         2,604            2,981
Deferred tax liabilities....................................        45,065               --

Stockholders' equity:
  Preferred stock...........................................            --               --
  Common stock..............................................     1,258,566          121,292
  Accumulated deficit.......................................      (214,618)         (53,724)
  Deferred compensation.....................................          (531)            (717)
  Notes receivable from stockholders........................      (132,058)            (134)
                                                              --------------        -------
      Total stockholders' equity............................       911,359           66,717
                                                              --------------        -------
      Total liabilities and stockholders' equity............    $1,024,945         $101,656
                                                              --------------        -------
                                                              --------------        -------

  See notes to condensed consolidated unaudited interim financial statements.

                              INFOSEEK CORPORATION

       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         --------------------------------   --------------------------------
                                                         APRIL 3, 1999    MARCH 31, 1998    APRIL 3, 1999    MARCH 31, 1998
                                                         --------------   ---------------   --------------   ---------------
Revenues:
  Advertising revenues.................................     $ 26,683          $12,783         $  54,695          $24,751
  Software licensing revenues..........................        2,954            1,670             5,117            2,377
                                                             -------           ------       --------------        ------
      Total revenues...................................       29,637           14,453            59,812           27,128
                                                             -------           ------       --------------        ------
Costs and expenses:
  Hosting, content and website costs...................       12,509            2,154            21,419            4,076
  Amortization of intangibles related to hosting,
    content and website costs..........................        9,585               --            13,942               --
                                                             -------           ------       --------------        ------
      Total hosting, content and website costs.........       22,094            2,154            35,361            4,076
  Research and development.............................        7,871            2,130            12,352            4,151
  Sales and marketing..................................       27,772           10,577            57,215           22,377
  General and administrative...........................        6,066            1,862            12,996            3,662
  Amortization of goodwill.............................       17,407               --            25,640               --
  In-process research and development..................        4,339               --            76,939               --
                                                             -------           ------       --------------        ------
      Total costs and expenses.........................       85,549           16,723           220,503           34,266
                                                             -------           ------       --------------        ------

Operating loss.........................................      (55,912)          (2,270)         (160,691)          (7,138)
Loss from Joint Ventures...............................       (4,137)              --            (5,419)              --
Interest income, net...................................        3,203              470             5,216              690
                                                             -------           ------       --------------        ------
Net loss...............................................     $(56,846)         $(1,800)        $(160,894)         $(6,448)
                                                             -------           ------       --------------        ------
                                                             -------           ------       --------------        ------

Basic and diluted net loss per share...................     $  (0.93)         $ (0.06)        $   (3.00)         $ (0.23)
Shares used in computing basic and diluted net loss per
  share................................................       61,261           28,822            53,699           28,082

  See notes to condensed consolidated unaudited interim financial statements.

                              INFOSEEK CORPORATION

       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                              --------------------------------
                                                              APRIL 3, 1999    MARCH 31, 1998
                                                              --------------   ---------------
Cash flows from operating activities:
Net loss....................................................    $(160,894)        $ (6,448)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Write-off of in-process technology........................       76,939               --
  Depreciation and amortization.............................       47,620            2,627
  Equity in losses from Joint Ventures......................        5,419               --
  Write down of restructure related assets..................           --            2,080

Changes in assets and liabilities:
Accounts receivable, net....................................      (31,972)          (3,264)
Prepaid to service providers................................        6,089               --
Other current assets........................................          248              (15)
Direct acquisition costs....................................      (10,549)              --
Deposits and other assets...................................          230             (592)
Accounts payable............................................        7,209            1,851
Accrued payroll and related expenses........................        7,990              174
Accrued liabilities to service providers....................      (12,328)           2,778
Other accrued liabilities...................................        1,693            1,353
Deferred revenue............................................       20,152            1,897
Accrued restructuring and other charges.....................           --           (1,488)
                                                              --------------       -------
      Net cash provided by (used in) operating activities...      (42,154)             953

Cash flows from investing activities:
Investment in Joint Ventures................................       (2,836)              --
Purchases of available-for-sale securities..................      (47,041)         (73,332)
Proceeds from sales and maturities of available-for-sale
  securities................................................       78,898           30,028
Purchases of property and equipment.........................      (11,533)          (2,381)
Cash received from Starwave and Quando acquisitions.........          767               --
Issuance of notes receivable................................           --             (950)
                                                              --------------       -------
      Net cash provided by (used in) investing activities...       18,255          (46,635)

Cash flows from financing activities:
Proceeds from term loan.....................................           --              398
Repayments of term loan.....................................       (1,829)            (545)
Proceeds from issuance of convertible debt..................           --              305
Repayments of shareholders' note receivable.................        7,076               --
Proceeds from issuance of common stock......................       77,739           44,055
                                                              --------------       -------
      Net cash provided by financing activities.............       82,986           44,213
                                                              --------------       -------

Net increase/(decrease) in cash and cash equivalents........       59,087           (1,469)
Cash and cash equivalents at beginning of period............          628            2,541
                                                              --------------       -------
Cash and cash equivalents at end of period..................    $  59,715         $  1,072
                                                              --------------       -------
                                                              --------------       -------

Cash paid for interest......................................    $     230         $    368
                                                              --------------       -------
                                                              --------------       -------

  See notes to condensed consolidated unaudited interim financial statements.

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

    In this Quarterly Report on Form 10-Q, references to "Infoseek" or "the Company" on or after November 18, 1998 are references to Infoseek Corporation, a Delaware corporation and its subsidiaries including Starwave Corporation ("Starwave"), and references to Infoseek prior to November 18, 1998 are references to Infoseek Corporation, a California corporation. When necessary for clarity, Infoseek Corporation, a California corporation, is referred to as "Infoseek California" and Infoseek Corporation, a Delaware corporation, is referred to as "Infoseek Delaware." References to "Disney" refer to The Walt Disney Company and its affiliated companies. References to the "ABCNews Joint Venture" and the "ESPN Joint Venture" refer to the joint ventures Starwave maintains with affiliates of Disney and ESPN, respectively. The ABCNews Joint Venture and the ESPN Joint Venture are together referred to as the "Joint Ventures."

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

    Infoseek is a leading provider of Internet services and software products. Infoseek produces GO Network (home page: go.com), and the Infoseek Service (home page: infoseek.go.com), comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information sources and content sites, community applications for communicating shared interests such as chat and instant messaging, and which facilitate the purchase of related goods and services. In January 1999, Infoseek launched GO Network, an enhanced version of the Infoseek Service. The Company conducts its business predominantly within one industry segment.

    On January 28, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report presents financial information for the second quarter of fiscal 1999, beginning January 3, 1999 and ending April 3, 1999. This Quarterly Report also presents financial information for the first six month period of fiscal 1999, beginning October 4, 1998 and ending April 3, 1999. The unaudited results of operations of the Company for the three month period ended April 3, 1999 contained 91 days and compare to the unaudited results of operations for the three month period ended March 31, 1998, which contained 90 days. The unaudited results of operations and cash flows of the Company for the six month period ended April 3, 1999 contained 182 days and compare to the unaudited results of operations and cash flows for the six month period ended March 31, 1998, which also contained 182 days.

    Prior to November 18, 1998, Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for conducting the transactions described above. Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave and, after January 15, 1999, Quando, Inc. ("Quando"). Accordingly, this Quarterly Report on Form 10-Q presents financial information of Infoseek for the three and six month periods ended April 3, 1999, the combined operations of Starwave from November 18, 1998 and the combined operations of Quando from January 15, 1999. The acquisitions of Starwave and Quando were accounted for under the purchase method of accounting. As a result, information presented herein may not be comparable to results in previous periods.

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    GO Network and the Infoseek Service are Internet portal sites that combine search and directory services, including 18 easy to navigate "centers" that integrate search results with relevant information, services, products and communities on the Internet, and the content of ABC.com, ABCNEWS.com, ESPN.com, Disney and others. Both services contain unique features like universal navigation, follow-me tabs, universal registration, universal personalization and security. Infoseek has a strategic relationship with Disney concerning GO Network, including its promotion and content. Infoseek also produces other leading Internet sites, such as ESPN.com and ABCNEWS.com, in partnership with Disney affiliates.

    The condensed consolidated financial information as of April 3, 1999 and for the three and six month periods ended April 3, 1999 and March 31, 1998 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The October 3, 1998 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Infoseek's Transition Report on Form 10-K for the nine month period ended October 3, 1998, and Form 10-Q for the three month period ended January 2, 1999, both filed with the Securities and Exchange Commission on February 16, 1999. The results of operations for the three and six month periods ended April 3, 1999 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2. NET LOSS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding non-vested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive for all periods presented due to the net loss for each period. Diluted net loss per share is very similar to the previously reported fully diluted net loss per share.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

    During fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes rules for reporting and display of comprehensive income or comprehensive net loss. The Company's total comprehensive net loss was the same as its net loss for the three and six month periods ended April 3, 1999 and March 31, 1998.

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    During fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to use the "management approach" in disclosing segment information (see Note 8). The Company conducts its business predominantly within one industry segment for all periods presented. Management assesses the Company's performance and measures the Company's net loss and total assets on a single segment basis. The single segment generates revenues predominantly from the United States for all periods presented.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can adopt as early as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS No. 133, but does not expect this pronouncement to materially impact the Company's results of operations.

    During the quarter ended April 3, 1999, the Company early adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. Costs that should be capitalized include only the external direct costs of services consumed in developing the software, payroll and payroll-related costs for employees who are directly associated with the computer software project, and interest costs incurred while developing the software. As of April 3, 1999, the Company has capitalized approximately $1.3 million of system integration costs under SOP 98-1.

NOTE 4. BUSINESS COMBINATIONS

STARWAVE

    In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition by Infoseek of Starwave, of which Disney was the principal shareholder, through a merger and exchange of shares. The Starwave merger and related transactions were completed on November 18, 1998. In accordance with the Starwave merger agreement, Infoseek issued 25,932,681 shares of Infoseek Common Stock for all outstanding shares of Starwave capital stock. Infoseek also reserved 2,205,316 shares of Infoseek Common Stock for Starwave stock options assumed by Infoseek. The fair value of Infoseek's shares and options issued was approximately $897.8 million. Infoseek estimated direct acquisition costs of approximately $22.0 million, which were included in the purchase price of Starwave. In the second quarter of fiscal 1999, the Company adjusted its estimates of direct acquisition costs to approximately $20.0 million. In addition, Disney purchased 2,642,000 unregistered shares of Infoseek Common Stock and a warrant, subject to vesting, to purchase an additional 15,720,000 unregistered shares of Infoseek Common Stock at certain times, and subject to certain conditions, in exchange for approximately $70.0 million in

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED) cash and a $139.0 million five-year promissory note. The warrant is intended to enable Disney to achieve a majority stake in Infoseek over time. In addition, as part of the agreement with Disney, Infoseek may be required to sell to Disney certain shares of its Common Stock and issue warrants to purchase its Common Stock at prices below fair market value which may result in future material charges adversely affecting Infoseek's results of operations.

    The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values as follows:

    The approximate purchase price (in thousands):

Purchase price....................................................  $ 897,834
Estimated transaction and other direct acquisition costs..........     20,000
                                                                    ---------
                                                                    $ 917,834
                                                                    ---------
                                                                    ---------

    The allocation of the approximate purchase price was determined as follows (in thousands):

Tangible assets acquired and liabilities assumed:
    Tangible assets...............................................  $  12,751
    Liabilities...................................................     (6,163)
Intangible assets and liabilities acquired:
    Joint Ventures relationships (ESPN and ABCNews)...............    178,500
    Developed technology..........................................     29,900
    Assembled workforce...........................................     15,300
    In-process research and development...........................     72,600
    Goodwill......................................................    656,547
    Deferred tax liability........................................    (41,601)
                                                                    ---------
                                                                    $ 917,834
                                                                    ---------
                                                                    ---------

    To determine the fair value of the developed technology and the investment in the Joint Ventures, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Based on a third-party appraisal, management determined that $72.6 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended January 2, 1999 as a non-recurring charge upon consummation of the acquisition. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. In November 1998, the Company began amortizing the Joint Venture relationships and goodwill over an estimated useful life of 10 years, and developed technology and assembled workforce over an estimated useful life of two years. Amortization expense of intangible assets

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED) purchased was approximately $26.6 million and $39.9 million during the three and six month periods ended April 3, 1999, respectively.

    In connection with the Starwave acquisition, Infoseek accrued approximately $22.0 million in costs related to the acquisition. In the second quarter of fiscal 1999, the Company adjusted its estimates of direct acquisition costs to approximately $20.0 million. The direct acquisition costs consist of transaction costs of approximately $13.4 million and costs of approximately $6.6 million associated with the elimination of redundant operations and closure of duplicate facilities. These costs qualify as liabilities in connection with a purchase business combination under the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination." Transaction costs consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges. As of April 3, 1999, the Company has made cash payments related to transaction costs and elimination of redundant operations of approximately $13.2 million and $0.7 million, respectively. In addition, the Company incurred non-cash charges of approximately $5.7 million. The remaining accrued balance of approximately $0.4 million is expected to be used during the remainder of fiscal 1999. Infoseek also expects to incur additional costs related to the Starwave acquisition, due mainly to integration of operations and computer systems, of approximately $7.0 million, of which approximately $3.7 million was expensed as of April 3, 1999. Integration costs do not qualify as liabilities in connection with a purchase business combination under EITF 95-3 and will be charged to operations as incurred.

    Under certain representation agreements by and among Infoseek, Starwave and each of the Joint Ventures, entered into in conjunction with the Starwave merger, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet services and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by 80%, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of publicly traded Internet companies involved in activities comparable to those of the Joint Ventures. If a mutually agreeable rate cannot be determined, then the rate will be based on the Joint Ventures' 12 month trailing average.

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

    Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest. Under each of the joint venture agreements, required funding and profits/losses under the Joint Ventures are split 60/40 between Starwave and Disney entities, respectively,

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED) in loss years and 50/50 in years in which the respective Joint Ventures each have net income. The other partners of these Joint Ventures are subsidiaries of ESPN and Disney.

    Under a license agreement entered into by and between Disney and Infoseek, Disney granted to Infoseek a license to exploit the trademarks and web addresses associated with GO Network worldwide, and Infoseek has in return agreed to pay Disney royalties. Royalties are calculated as one percent (1%) of Infoseek's revenues other than revenues derived from software sales and services. Royalties under the license agreement will not be earned or paid until the end of any Infoseek fiscal year in which Infoseek has positive earnings before interest, taxes, and amortization ("EBITA") as defined and royalty payments in any year will not exceed 15% of EBITA in such year as defined.

    The EBITA calculation, which includes amortization expense resulting from the acquisition of both Starwave and Quando, for the three and six month periods ended April 3, 1999, is as follows (in thousands)

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      APRIL 3, 1999       APRIL 3, 1999
                                                    ------------------   ----------------
Net loss..........................................       $(56,846)          $(160,894)
Interest expense..................................            104                 229
Amortization of intangibles:
    Goodwill......................................         17,407              25,640
    Developed technology..........................          4,608               6,476
    Assembled workforce...........................          1,945               2,901
    Joint Venture relationships...................          4,463               6,694
                                                          -------            --------
EBITA.............................................       $(28,319)          $(118,954)
                                                          -------            --------
                                                          -------            --------

    Since the license agreement was not in effect for the three and six month periods ended March 31, 1998, EBITA for these periods is not presented.

QUANDO

    In July 1998, the Company entered into an agreement to acquire Quando for shares of Infoseek Common Stock. On January 15, 1999, Infoseek completed its acquisition of Quando. Quando creates constantly updated directories of information obtained from the Internet for users to search the Web-- including shopping guides, event guides, contact directories, audio clip libraries, review guides and website rating guides. Infoseek issued approximately 396,591 shares of its Common Stock and reserved approximately 35,000 shares of Common Stock for Quando options assumed by Infoseek.

    The acquisition was accounted for under the purchase method of accounting. In the second quarter of fiscal 1999, the Company adjusted its estimate of the purchase price to approximately $19.0 million. The

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED) purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values, as follows:

    The approximate purchase price (in thousands):

Purchase price.....................................................  $  19,000
Estimated transaction and other direct Acquisition costs...........      1,500
                                                                     ---------
                                                                     $  20,500
                                                                     ---------
                                                                     ---------

    The allocation of the approximate purchase price was determined as follows (in thousands):

Tangible assets acquired and liabilities assumed:
    Tangible assets................................................  $     663
    Liabilities....................................................       (753)
Intangible assets and liabilities acquired:
    Developed technology...........................................      8,342
    Assembled workforce............................................        318
    In-process research and development............................      4,339
    Goodwill.......................................................     11,055
    Deferred tax liability.........................................     (3,464)
                                                                     ---------
                                                                     $  20,500
                                                                     ---------
                                                                     ---------

    To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Based on a third-party appraisal, management determined that approximately $4.3 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended April 3, 1999 as a non-recurring charge upon consummation of the acquisition. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identify tangible and intangible assets. In January 1999, the Company began amortizing goodwill, developed technology and assembled workforce over an estimated useful life of two years. Amortization expense of intangible assets purchased was approximately $1.8 million during the quarter ended April 3, 1999.

    In connection with the acquisition, the Company accrued approximately $1.5 million in costs related to the acquisition, including estimated transaction costs of approximately $1.1 million and Quando's note payable to Infoseek of approximately $0.4 million. As of April 3, 1999, the Company incurred approximately $1.0 million in transaction costs. The remaining accrued balance of approximately $0.1 million is expected to be used during the remainder of fiscal 1999. Integration costs due to the Quando acquisition are immaterial and will be charged to operations as incurred.

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED)
SELECTED UNAUDITED PRO FORMA COMBINED INFORMATION

    The following selected unaudited pro forma combined results of operations of Infoseek, Starwave and Quando for the three and six month periods ended April 3, 1999 and March 31, 1998 have been prepared assuming that the acquisitions had occurred at the beginning of the periods presented. The following selected unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ------------------------------   -----------------------------
                                                    APRIL 3, 1999   MARCH 31, 1998   APRIL 3, 1999   MARCH 31,1998
                                                    -------------   --------------   -------------   -------------
Total revenues....................................    $ 29,761         $ 23,124        $  66,179       $ 44,268
Operating loss (1)(2).............................    $(51,908)        $(39,296)       $(104,482)      $(81,425)
Net loss(1)(2)(3).................................    $(52,842)        $(41,417)       $(105,560)      $(85,842)
Basic and diluted net loss per share(1)(2)(3).....    $  (0.86)        $  (0.71)       $   (1.97)      $  (1.47)
Shares used in computing basic and diluted net
  loss per share..................................      61,261           58,543           53,698         58,543

------------------------

(1) The loss from operations, net loss and net loss per share do not include the $72.6 million and $4.3 million in-process research and development charges relating to the Starwave and Quando acquisitions, respectively.

(2) The pro forma adjustment for the representation rights fee is the Joint Venture's revenues less allocated costs of 15% of revenue, plus a 5% profit margin on allocated costs. In addition, a pro forma adjustment has been made to reflect additional costs Starwave would have incurred that were historically incurred by the Joint Ventures.

(3) A pro forma adjustment has been made to reflect Starwave's allocated (60%) losses from the Joint Ventures.

NOTE 5. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets are comprised of the following (in thousands):

                                                    APRIL 3, 1999   OCTOBER 3, 1998
                                                    -------------   ---------------
Developed technology..............................    $ 38,242          $   --
Assembled workforce...............................      15,618              --
Goodwill..........................................     667,602              --
Joint Venture relationships.......................     178,500              --
Other assets......................................       3,116           3,315
Accumulated amortization..........................     (41,729)             --
                                                    -------------        -----
                                                      $861,349          $3,315
                                                    -------------        -----
                                                    -------------        -----

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 6. SIGNIFICANT AGREEMENTS

    On October 1, 1998, the Company entered into an agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the 12-month Microsoft agreement, the Company is obligated to pay an aggregate of $10.7 million for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18.0 million. The obligated amount under the Microsoft agreement is being amortized on a straight-line basis over the one-year term of the agreement, beginning in the quarter ended January 2, 1999, the quarter in which the service was launched. Payments were made in the quarters ended January 2, 1999 and April 3, 1999 in two equal installments, and were included in "Prepaid to Service Providers." For the three and six month periods ended April 3, 1999, the Company amortized approximately $2.8 million and $5.4 million, respectively, leaving a prepaid balance of approximately $5.3 million as of April 3, 1999.

    On August 28, 1998, Infoseek entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which Infoseek is the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling $26.0 million over a two year period, with $0.5 million paid upon the signing of the agreement, $14.5 million paid in advance for the first five quarters upon mutual acceptance of the technology by both parties, and the remaining $11.0 million to be paid ratably over the last three quarters of the agreement term. On October 1, 1998, Infoseek and WebTV agreed on the technology; however, cash was not paid until the quarter ended January 2, 1999. The payments under the WebTV agreements are being amortized on a straight-line basis over the period covered by the payment. Such payments by Infoseek are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. For the three and six month periods ended April 3, 1999, the Company incurred approximately $3.3 million and $6.5 million of sales and marketing expenses, respectively, related to the WebTV agreement. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales. This could have a material adverse effect on Infoseek's business, results of operations and financial condition.

NOTE 7. PROMISSORY NOTE

    In conjunction with the Starwave acquisition, Disney, a 43% shareholder of Infoseek, delivered a promissory note in the principal amount of $139.0 million payable to Infoseek. The promissory note bears interest on the principal amount outstanding at a rate of 6.5% per annum and is payable in twenty quarterly principal installments, beginning on February 18, 1999, of $6.9 million, with the final payment due on November 18, 2003. The promissory note, together with accrued and unpaid interest, may be paid in whole or in part without premium or penalty at any time. The Company earned approximately $2.2 million and $3.3 million of interest income related to this promissory note in the three and six month periods ended April 3, 1999.

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 8. SEGMENT INFORMATION

    The Company predominantly operates in one business segment--providing Internet search and navigation products and services for which the Company receives advertising revenues from its customers. Advertising revenues for the three month periods ended April 3, 1999 and March 31, 1998 were approximately $26.7 million and $12.8 million, respectively. Advertising revenues for the six month periods ended April 3, 1999 and March 31, 1998, were approximately $54.7 million and $24.8 million, respectively.

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

    Total revenues generated from U.S. customers for the three month periods ended April 3, 1999 and March 31, 1998 were approximately $29.0 million and $14.3 million, respectively. Total revenues generated from U.S. customers for the six month periods ended April 3, 1999 and March 31, 1998 were approximately $58.1 million and $26.8 million, respectively. Total revenues generated from foreign customers for each of the three month periods ended April 3, 1999 and March 31, 1998 totaled approximately $0.6 million and $0.2 million, respectively. Total revenues generated from foreign customers for the six month periods ended April 3, 1999 and March 31, 1998 were approximately $1.7 million and $0.3 million, respectively.

NOTE 9. CONTINGENCIES

    From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    On February 18, 1999, GoTo.Com, Inc. filed a complaint GOTO.COM, INC. V. THE WALT DISNEY COMPANY, DISNEY ENTERPRISES, INC., INFOSEEK CORPORATION, AND MONTROSE CORPORATION, Civ. No. 99-01674 TJH, in the United States District Court for the Central District of California ("Trademark Action"). The complaint alleges that the defendants' use of the GO NETWORK Green Traffic Light Logo is confusingly similar to the plaintiff's unregistered GOTO.COM Logo. The complaint seeks an unspecified amount of damages and a preliminary and permanent injunction against the use of the logo. The Company denies all the material allegations of the complaint and is defending against them.

    The costs of defending the Trademark Action and its ultimate outcome are uncertain and cannot be estimated. There can be no assurance that Infoseek will prevail in the Trademark Action, or that the result will not have a material adverse effect on Infoseek's financial position or results of operations. As the outcome of these cases cannot reasonably be determined, Infoseek has not accrued for any potential loss contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 25 of this Quarterly Report on Form 10-Q, including, without limitation, those entitled "--Accounting Charges From Acquisitions Will Delay and Reduce Profitability," "--In Order to Continue to Grow, Infoseek Will Need More Financing," "--Infoseek's Financial Results Will Vary," "--If Infoseek Does Not Renew Existing or Enter Into New Agreements Which Result in User Traffic, or If Sites That Provide Traffic to Infoseek are Not Successful, Infoseek's Advertising Revenue Will Decrease," "--Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "--If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Losses Under These Agreements," and "--If Internet Advertising and Related Sponsorship of Infoseek Services Are Not Accepted, Infoseek's Revenues Will Be Adversely Affected." The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

EXPLANATORY NOTE

    On January 28, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report presents financial information for the second quarter of fiscal 1999, beginning January 3, 1999 and ending April 3, 1999. This Quarterly Report also presents financial information for the first six month period of fiscal 1999, beginning October 4, 1998, and ending April 3, 1999. The unaudited results of operations of the Company for the three month period ended April 3, 1999 contained 91 days and compare to the unaudited results of operations for the three month period ended March 31, 1998, which contained 90 days. The unaudited results of operations and cash flows of the Company for the six month period ended April 3, 1999 contained 182 days and compare to the unaudited results of operations and cash flows for the six month period ended March 31, 1998 which also contained 182 days.

    Prior to November 18, 1998, Infoseek Delaware was a wholly owned subsidiary of Infoseek California. Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California and Starwave and, after January 15, 1999, Quando. Accordingly, this Quarterly Report on Form 10-Q presents financial information of Infoseek for the three and six month periods ended April 3, 1999, including the combined result of operations of Starwave from November 18, 1998, and including the combined operations of Quando from January 15, 1999. The acquisitions of Starwave and Quando were accounted for under the purchase method of accounting. As a result, information presented herein may not be comparable to results in previous quarters.

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

    Infoseek introduced its first products and services in 1995. Through September 1997, Infoseek's strategic focus was on developing its capabilities as an Internet search and navigation service. After that time, the Company began to execute a new strategy of building Infoseek brand awareness; creating a richer viewer experience; maximizing value for Infoseek's advertisers; providing intranet search products; and enhancing Infoseek's search and navigation service.

    Beginning in early 1997, Infoseek began to license its Ultraseek Server product to corporate customers for use on their intranet and public web site search applications. Gross margins from licensing Ultraseek are somewhat higher than those for advertising revenues.

    In October 1997, Infoseek launched an enhanced version of the Infoseek Service, with easy to navigate "centers" (formerly called "channels" and now numbering 18) that integrate search results with relevant information, services, products and communities on the Internet. The Infoseek Service provides Infoseek with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers, sponsors and partners to more effectively target viewers.

    Beginning with the October 1997 launch of the enhanced version of the Infoseek Service, Infoseek began to sell center sponsorships to advertisers, sponsors and partners. The duration of Infoseek's sponsorship and partnership agreements generally ranges from two months to three years. Revenues are generally recognized ratably over the term of the agreements, provided that minimum impressions are met, and are included in advertising revenues. Most of Infoseek's contracts with advertising customers can be canceled at any time.

    Substantially all of Infoseek's revenues have been generated from the sale of advertising and sponsorships. Infoseek expects to continue to derive substantially all of its revenues from selling advertising and related products for the foreseeable future. Advertising revenues are tightly related to the amount of traffic on Infoseek's services, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast.

    Infoseek has in the past relied on the purchase of traffic from Netscape, Microsoft and others as a significant portion of Infoseek's total traffic. Infoseek entered into an agreement with Netscape in June 1998. Under the June 1998 agreement, Infoseek purchased 15% of Netscape's available search traffic, which traffic had decreased from 30% in earlier period. In November 1998, Infoseek and Netscape renegotiated the terms of the June 1998 agreement to provide for the purchase of 5% of Netscape's available search traffic from January 11, 1999 and through the duration of the agreement which terminates May 31, 1999. Average daily pageviews for Infoseek.go.com, go.com (discussed below) and the Joint Ventures in the month of March 1999 were approximately 45 million, an increase of approximately 12 million from December 1998. Purchased traffic, including traffic from Microsoft, WebTV and Netscape, accounted for 20% of total daily pageviews in the quarter ended April 3, 1999. Infoseek's traffic purchase agreements generally have terms of one year or less. The agreements with Netscape and Microsoft are scheduled to terminate in May 1999 and October 1999, respectively. In order to increase brand awareness of GO Network, build brand loyalty and develop alternative traffic sources, the Company is planning to increase its promotional program for GO Network. The Company has been successful in generating traffic from GO Network and the Infoseek Service and will continue to build brand-awareness to generate non-purchased traffic.

    In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition of Starwave, of which Disney was the principal shareholder, by Infoseek through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Starwave Merger Agreement"). The transactions contemplated by the Starwave Merger Agreement were completed on November 18, 1998. The Starwave Acquisition is being accounted for as a purchase transaction. The purchase price is being allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge of approximately $72.6 million was recorded in the quarter ended January 2, 1999. In addition, intangible assets related to developed technology and assembled workforce of approximately $45.2 million are being amortized over two years. Intangible assets relating to goodwill and the Joint Ventures of approximately $656.5 million and $178.5 million, respectively, are being amortized over ten years. Infoseek began the amortization of each of these intangible assets in the quarter ended January 2, 1999.

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

    In connection with the acquisition of Starwave, Infoseek acquired Starwave's interests in the ABCNews Joint Venture and ESPN Joint Venture with affiliates of Disney and ESPN, respectively. Under each of the joint venture agreements, required funding and profits/losses under the Joint Ventures are split 60/40 between the Starwave and Disney entities, respectively, in loss years and 50/50 in years in which the respective Joint Ventures each have net income.

    Infoseek (through Starwave) has also agreed to act as a representative of the Joint Ventures for the sale of advertising and related services for the Joint Ventures. Under representation agreements by and among Infoseek, Starwave and each of the Joint Ventures, each entered into in conjunction with the acquisition of Starwave, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Internet and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected pageviews, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per pageview of the publicly traded internet companies involved in activities comparable to those of the Joint Ventures.

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

    Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest in either Joint Venture.

    In July 1998, the Company entered into an agreement to acquire Quando for shares of Infoseek's Common Stock. On January 15, 1999 Infoseek completed its acquisition of Quando in a tax-free reorganization in which a wholly-owned subsidiary of Infoseek was merged directly into Quando. The acquisition of Quando was accounted for as a purchase transaction. Infoseek incurred an in-process research and development charge of approximately $4.3 million in the quarter ended April 3, 1999 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce were approximately $19.7 million, which are being amortized over two years. Infoseek began the amortization of each of these intangible assets in the quarter ended April 3, 1999.

    The acquisitions of Starwave and Quando are large and complex. Infoseek has and may further be required to reorganize its operations in order to operate more efficiently. Due to the complexity and scale of Infoseek's recent acquisitions, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Although Infoseek has recently begun a new multi-year planning cycle, future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions.

    In January 1999, Infoseek launched the premier version of GO Network and an enhanced interest version of the Infoseek Service. GO Network and the enhanced Infoseek Service are comprehensive Internet gateways that combine branded content from media leaders, search and navigation with directories of relevant information and content sites, and community applications for communicating shared interests such as chat and instant messaging. In addition, GO Network facilitates the purchase of related goods and services. GO Network and the enhanced Infoseek Service have several unique features, such as universal registration and navigation, universal personalization, and GOguardian-TM- and security. GO Network and the enhanced Infoseek Service also offer content from Disney and its affiliates, including ABC News and ESPN.

    In the quarter ended April 3, 1999, GO Network introduced several additional features in various centers such as GO Shop, GO Money and GO Computing by establishing strategic relationships with partners such as MBNA Corporation, ZDNet and Universal Tax Systems, Inc. Subsequent to the end of the quarter, the Company was engaged in negotiations to establish strategic relationships with other partners, such as drkoop.com, FTD and NetSelect. These strategic relationships are expected to replace existing strategic relationships that are terminating in the near term. In April 1999, Infoseek expanded its international presence by launching "Infoseek.de"--a German version of many of the existing features currently offered in the Infoseek Service. GO Network also plans to launch Event Guide, which will allow users to search, browse and track public events such as music, theater and sports within a metropolitan area, in the next few months. In addition, the Company plans to introduce and integrate features such as GO Auction, GO Stores, and others into GO Network before Christmas 1999.

    For the quarter ending July 3, 1999, the Company expects a modest increase in revenues and expenses compared to the quarter ended April 3, 1999. Since 1997, Infoseek significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operations, development of new distribution channels, broadening of its customer support capabilities and funding greater levels of research and product development. Infoseek's ability to resume and sustain revenue growth is substantially reliant, among other things, on:

    - Its ability to acquire and retain users on GO Network and the Infoseek Service through effective promotions and improvement of the service and user experience.

    - Converting this increased number of users to more pageviews and revenue.

    - Disney's continued focus on its internet strategy and GO Network's key role in that strategy.

    - Successfully launching various elements of its commerce strategy.

    There can be no assurance that Infoseek will be successful in implementing or continuing the above actions. If Infoseek is not able to implement or continue the above, its business, results of operations, financial condition and prospects could be seriously harmed.--see Risk Factors on page 25.

    Further increases in research and development, and sales and marketing expenses are planned in the future. The Company plans to continue to enhance the features in GO Network and devote substantial resources to develop e-commerce. In addition, the Company anticipates that it will incur significant promotional expenses to build brand loyalty. Although Infoseek has experienced significant revenue growth since 1997, there can be no assurance that this growth rate will be sustained, that revenues will continue to grow or that Infoseek will achieve profitability. Infoseek's estimates of revenue and expenses for future periods are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of a number of factors, including those set forth below and including "Risk Factors--If GO Network is Not Successful, Infoseek's Business Would Be Seriously Harmed," "--If Infoseek Encounters Difficulties in Integrating Starwave and Quando, Infoseek Will Not Experience All of the Expected Benefits of these Acquisitions, "and "--Infoseek's Financial Results Will Vary."

    Infoseek's significant growth and limited operating history in a rapidly evolving industry make it difficult to manage operations and predict future operating results. Infoseek has incurred significant net losses since inception and expects to incur substantial additional losses. As of April 3, 1999, Infoseek had an accumulated deficit of approximately $214.6 million. Infoseek and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.

    As a result of Infoseek's limited operating history as well as the recent emergence and rapid pace of change and development of both the Internet and intranet markets addressed by Infoseek, Infoseek has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or plan operating expenses. Infoseek expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors. These factors includes: the Starwave Acquisition; the development of GO Network; the continued rate of growth; usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for Infoseek's products and services; the budgeting cycle on advertising for individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors; Infoseek's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; Infoseek's ability to attract, retain and motivate qualified personnel; initiation, implementation, renewal or expiration of significant contracts with MBNA, Microsoft, Netscape and others; pricing changes by Infoseek or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors.

RESULTS OF OPERATIONS

    For the Three and Six Month periods ended April 3, 1999 and March 31, 1998

TOTAL REVENUES

    Infoseek's total revenues for the three and six month periods ended April 3, 1999 were approximately $29.6 million and $59.8 million, respectively. Revenues consisted primarily of advertising derived from banner and sponsorship sales, and revenues Starwave recognizes on the sale of advertising and other services for the Joint Ventures under the representation agreements. Infoseek also earned revenue from licensing its Ultraseek server product. Total revenues for the three and six month periods represent a 105% and 120% increase over total revenues for the three and six month periods ended March 31, 1998 of approximately $14.5 million and $27.1 million, respectively. The revenue growth over the respective prior year periods is primarily attributable to increased advertising revenue due to increased use of the Internet by consumers and acceptance of the Internet as an advertising and commerce medium, and increased viewer traffic on GO Network and the Infoseek Service. Compared to the first quarter ended January 2, 1999, total revenue for the quarter ended April 3, 1999 decreased by two percent. The Company believes that the decrease in revenue was due to seasonal fluctuations in advertising purchase by customers and the delays in the consummation of advertising and sponsorship agreements as a result of the GO Network launch in January 1999. Infoseek's current business model is to generate revenues through the sale of advertising and related items on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space, sponsorships and services from Infoseek or that Infoseek will be able to successfully attract additional advertisers.

    For the three month periods ended April 3, 1999 and March 31, 1998, average daily pageviews were approximately 42 million and 16 million, respectively. For the six month periods ended April 3, 1999 and March 31, 1998, average daily pageviews were approximately 39 million and 14 million, respectively. Historically, Infoseek has relied on purchased traffic from companies such as Microsoft and Netscape. For the three and six month periods ended April 3, 1999, purchased traffic accounted for 20% of total daily pageviews, as compared to 39% and 40% for the three and six month periods ended March 31, 1998, respectively.

HOSTING, CONTENT AND WEBSITE COSTS

    Hosting, content and website costs were approximately $22.1 million and $35.4 million for the three and six month periods ended April 3, 1999, respectively. Hosting, content and website costs consist primarily of representation rights fees paid to the Joint Ventures, amortization of intangibles relating to hosting, content and website costs and the costs associated with the enhancement, maintenance and support of Infoseek's websites and the Joint Ventures' websites, including telecommunications costs, equipment depreciation and related support services. Hosting, content and website costs also include costs associated with the licensing of certain third-party technologies and content. Hosting, content and website costs for the three and six month periods ended April 3, 1999, represent a 926% and 768% increase over the costs for the three and six month periods ended March 31, 1998 of approximately $2.2 million and $4.1 million, respectively. The increase over the respective prior year periods was primarily due to amortization charges from the Starwave and Quando acquisitions, the representation right fees and increases in royalties due to additional traffic. Compared to the first quarter of fiscal 1999, hosting, content and website costs increased by 67%, mainly due to the first full quarter of intangibles amortization charges relating to the Starwave acquisition, the additional intangibles amortization charges relating to the Quando acquisition, an increase in representation rights fees paid by Starwave to the Joint Ventures and increase in traffic hosted by the Company. Management expects its hosting, content and website costs will continue to increase due to obligations under the representation agreements. In addition, management plans to continue to upgrade equipment and maintenance, provide personnel support, add content partners to meet the growing demands for web services, and provide additional services for the Joint Ventures.

RESEARCH AND DEVELOPMENT

    Research and development costs were approximately $7.9 million and $12.4 million for the three and six month periods ended April 3, 1999, respectively. Research and development expenses primarily consist of personnel costs, consulting fees and equipment depreciation. Research and development costs for the three and six month periods ended April 3, 1999 represent a 270% and 198% increase over the costs for the three and six month periods ended March 31, 1998 of approximately $2.1 million and $4.2 million, respectively. The increase over the respective prior year periods is attributable to the development and launch of GO Network, on-going enhancements to the Infoseek Service, enhancements related to the Joint Ventures' websites and the development and implementation of new technology and products. Compared to the first quarter of fiscal 1999, research and development costs increased by 76%, primarily due to the increase in additional intangibles amortization charges resulting from the Starwave and Quando acquisitions, the increase in headcount and expenses related to development of additional features in GO Network such as GO Shop, GO Money and GO Computing. Management plans to continue to add new features to GO Network. The Company devoted significant resources to the development of e-commerce in the quarter ended April 3, 1999. Management believes development of additional e-commerce features is vital for the Company to remain competitive in its industry. Management anticipates that it will continue to devote substantial resources to product development, especially related to GO Network and e-commerce. These costs are expected to continue to increase in dollar amount in future periods.

SALES AND MARKETING

    Sales and marketing costs were approximately $27.8 million and $57.2 million for the three and six month periods ended April 3, 1999, respectively. Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional expenses and other marketing related costs. Sales and marketing costs for the three and six month periods represent a 163% and 156% increase over the costs for the three and six month periods ended March 31, 1998, of approximately $10.6 million and $22.4 million, respectively. The increase over the respective prior year periods is primarily the result of expenses related to the WebTV transaction, costs related to purchased traffic, the hiring of additional sales and marketing personnel and an increase in promotional and advertising activity including television and other media advertising campaigns. Compared to the first quarter of fiscal 1999, sales and marketing costs decreased by 6%. The decrease is due to additional expenses relating to the launch of the marketing campaign for GO Network during the first quarter of fiscal 1999. Management expects to increase promotional and advertising spending, especially related to GO Network, and anticipates hiring additional sales representatives in future periods.

GENERAL AND ADMINISTRATIVE

    General and administrative costs were approximately $6.1 million and $13.0 million for the three and six month periods ended April 3, 1999, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services. General and administrative costs for the three and six month periods ended April 3, 1999 represent a 226% and 255% increase over the costs for three and six month periods ended March 31, 1998, of approximately $1.9 million and $3.7 million, respectively. The increase over the respective prior year periods is the result of the integration costs associated with the Starwave acquisition, costs associated with modifications to financial and business systems, additional administrative and executive headcount and additional infrastructure to manage the expansion of the business. Compared to the first quarter of fiscal 1999, general and administrative expenses decreased by 12%. The decrease is due to the increase of consulting expenses relating to system integration and reorganization of the Company as a result of the Starwave acquisition during the first quarter of fiscal 1999. Management anticipates that its general and administrative expenses will continue to increase as Infoseek continues to expand its administrative and executive staff.

AMORTIZATION OF INTANGIBLES

    As the Starwave and Quando acquisitions were accounted for using the purchase method, the Company recorded a total of approximately $656.5 million related to Goodwill, and approximately $178.5 million related to the Joint Ventures (in the Starwave acquisition), each of which are being amortized over 10 years. The Company also recorded approximately $11.1 million related to Goodwill for the Quando acquisition which is being amortized over two years. In addition, approximately $53.9 million of intangible assets related to Developed Technology and Assembled Workforce were recorded. Developed Technology and Assembled Workforce are being amortized over two years. For the three and six month periods ended April 3, 1999, the Company incurred approximately $28.4 million and $41.7 million, respectively, in amortization expenses related to intangibles. Of the $28.4 million and $41.7 million amortization charges for the three and six month periods ended April 3, 1999, approximately $9.6 million and $13.9 million, respectively, related to Hosting, Content and Website costs; approximately $0.7 million and $1.1 million, respectively, related to Sales and Marketing costs; approximately $0.4 million and $0.7 million, respectively, related to General and Administrative costs; approximately $0.3 million and $0.4 million, respectively, related to Research and Development costs; and approximately $17.4 million and $25.6 million, respectively, related to Goodwill. Management anticipates that amortization of intangibles will increase in future periods due to the effect of a full quarter of amortization charges relating to the Quando acquisition beginning in the third quarter of fiscal 1999. Any future acquisitions may increase the amortization of intangibles.

IN-PROCESS RESEARCH AND DEVELOPMENT

    For the three and six month periods ended April 3, 1999, Infoseek incurred charges for in-process research and development of approximately $4.3 million and $76.9 million, respectively, as a result of the Starwave and Quando acquisitions.

LOSS FROM JOINT VENTURES

    Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest in either Joint Venture. Under each of the joint venture agreements, losses from the Joint Ventures are split 60/40 between Starwave and Disney entities, respectively. For the three and six month periods ended April 3, 1999, Infoseek's share of losses were approximately $4.1 million and $5.4 million, respectively.

INTEREST INCOME, NET

    For the three month periods ended April 3, 1999 and March 31, 1998, Infoseek earned net interest income of approximately $3.2 million and $0.5 million, respectively. For the six month periods ended April 3, 1999 and March 31, 1998, Infoseek earned net interest income of approximately $5.2 million and $0.7 million, respectively. The increase in net interest income for the three and six month periods ended April 3, 1999 is primarily the result of an increase in available cash resulting from proceeds from the Disney transaction and interest earned from the Disney note receivable.

INCOME TAXES

    Due to Infoseek's loss position, no provision for income taxes was provided for any of the periods presented. At October 3, 1998, Infoseek had federal and state net operating loss carryforwards of approximately $40.0 million and $17.0 million, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2013, and the state net operating loss carryforwards will expire in the years 1999 through 2013. Certain future changes in the share ownership of Infoseek, as defined in the Tax Reform Act of 1986 and similar state provisions may restrict the utilization of these carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of Infoseek. As of April 3, 1999, the Company recorded deferred tax liabilities totaling $45.1 million, related primarily to the recording of certain intangibles resulting from the Starwave and Quando acquisitions.

YEAR 2000 COMPLIANCE

    Infoseek is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Virtually every computer operation will be affected by the "year 2000 problem." Many computer systems only provide for a two digit date and therefore will not properly recognize dates when the year changes from 1999 ("99" in most systems) to 2000, since the system may recognize the year "00" as 1900 instead of 2000. Computer systems that do not properly recognize the year 2000 could generate incorrect data or cause a system to fail.

    Infoseek management has conducted a review of Infoseek's exposure to the year 2000 problem. Infoseek is working with its major computer systems, data feed and software vendors to determine if they are prepared for the year 2000. Based on Infoseek's internal review and discussions with these vendors, Infoseek currently believes that its internal systems are year 2000 compliant or will be made so with only minor modifications. However, Infoseek does plan to replace several internal systems as part of a conversion to improved financial and business systems in fall 1999. Infoseek does not expect to incur significant expenses or to have to purchase additional computer systems to avoid the year 2000 problem, for either Infoseek's internal information technology systems or Infoseek's products and services.

    Despite Infoseek's review, the effects of the year 2000 problem are still very uncertain. Infoseek cannot assure you that its vendors' representations are accurate. Infoseek is in the process of investigating year 2000 compliance by third parties, in situations where, if possible, vendors that are not year 2000 compliant will be replaced by alternate sources that are year 2000 compliant. However, Infoseek does not have any control over these third parties' compliance. For example, if a link on GO Network or the Infoseek search service points to a website which is not year 2000 compliant, that link may not be available to users. Thus, the Infoseek services may offer fewer features. If many linked sites fail, the value of user traffic and advertising on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, Infoseek's business and operations could suffer serious harm or be required to expend resources to resolve these problems. Infoseek does not currently have a contingency plan to address this risk. However, a contingency plan is in the process of being developed, and is expected to be completed by September 1999. If Infoseek's systems are not year 2000 compliant, although Infoseek does not expect any of the following to occur, it may not be able to input financial data or generate reports and could lose data in its management information and advertising management systems. In addition, users of its services could experience reduced functionality and potentially lose stored user data.

    If Infoseek or any of its viewers, customers, linked sites, advertisers, vendors or other third parties are not year 2000 compliant, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

LIQUIDITY AND CAPITAL RESOURCES

    At April 3, 1999, Infoseek had approximately $79.1 million in cash, cash equivalents and short-term investments, an increase of approximately $27.2 million from October 3, 1998.

    For the six month period ended April 3, 1999, operating activities used cash of approximately $42.2 million due primarily to Infoseek's net loss, which included non-cash charges for depreciation and amortization and the write-off of in-process technology. For the six month period ended March 31, 1998, operating activities provided cash of approximately $1.0 million due primarily to increases in the Company's liabilities and partially offset by Infoseek's net loss. For the six month period ended April 3, 1999, investing activities provided cash of approximately $18.3 million primarily related to the proceeds from sales and maturities of available-for-sale securities, partially offset by the purchase of property and equipment. For the six month period ended March 31, 1998, investing activities used cash of approximately $46.6 million primarily related to the purchase of available-for-sale securities and property and equipment. Financing activities generated cash of approximately $83.0 million in the six month period ended April 3, 1999, primarily from the issuance of Common Stock. Financing activities generated cash of approximately $44.2 million in the six month period ended March 31, 1998, primarily from the issuance of Common Stock.

    Infoseek has cash commitments to Netscape, Microsoft and WebTV in connection with certain agreements. Infoseek also has commitments to promote GO Network pursuant to a promotional services agreement with Disney and to make guaranteed minimum payments under representation agreements with the Joint Ventures. In addition, Infoseek has minimum funding commitments for GO Network pursuant to a product management agreement with Disney. Further, Infoseek has license royalty commitments to Disney when it obtains positive EBITA, and has obligations to provide funding to the Joint Ventures. Infoseek also has funding commitments under operating lease agreements and expects to continue to incur significant capital expenditures to support its business. In the quarter ended April 3, 1999, Infoseek entered into a revenue contract with a strategic partner, MBNA, which required MBNA to pay a nonrefundable up-front payment of $20.0 million. Infoseek currently anticipates that its cash, cash equivalents, short-term investments and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs for working capital and other cash requirements through December 31, 1999. However, Infoseek may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Infoseek's estimate of the time period through which its cash and other sources of funds will be sufficient to fund its operations is a forward-looking statement subject to risks and uncertainties. The actual time period may vary as a result of a number of factors including those set forth under "Risk Factor--In Order to Continue to Grow, Infoseek Will Need More Financing."

    If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Infoseek will be reduced. Newly issued securities may have rights, preferences or privileges senior to those of the holders of Infoseek's Common Stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. The estimated period of available funds to meet its capital requirements and other commitments is a forward-looking statement that involves risks and uncertainties. There can be no assurance that Infoseek will be able to meet its working capital and other cash requirements for this period as a result of a number of factors including but not limited to those described under "Risk Factors--In Order to Continue to Grow, Infoseek Will Need More Financing."

RISK FACTORS

    You should carefully consider the risks described below before making your decision to invest in Infoseek. The risks and uncertainties described below are not the only factors facing Infoseek. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm Infoseek's business operations.

    If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, Infoseek's business, financial condition or results of operations could be seriously harmed. If this occurs, the trading price of Infoseek Common Stock could decline, and you may lose part or all of your investment.

    IF GO NETWORK IS NOT SUCCESSFUL, INFOSEEK'S BUSINESS WOULD BE SERIOUSLY
HARMED

    Infoseek believes that GO Network is critical to its business. If Infoseek does not further enhance, develop more functionalities and services, integrate more content or successfully promote GO Network, Infoseek's business, financial condition and operating results would be seriously harmed.

    Given the growing number of new Internet sites and low barriers to entering the Internet market, Infoseek cannot assure you that users and advertisers will accept GO Network. If users and advertisers do not continue to accept GO Network or do not find it to be of high quality, Infoseek will experience a decrease or insufficient growth in revenues and may be required to incur additional expenses to promote GO Network.

    In order to attract new users and build strong brand recognition and loyalty for GO Network, Infoseek will be required to increase spending to promote GO Network. This will include the purchase of promotion from Disney affiliate, ABC. Infoseek may also be required to spend additional resources to purchase and produce new content. Such additional expenditures will result in continued operating losses and delays to Infoseek's achievement of profitability.

    As a result of these risks, Infoseek cannot assure you that GO Network will be successful or result in greater revenues, cash flows or any profits to Infoseek.

    GO NETWORK MAY NOT SUCCEED WITHOUT DISNEY'S COOPERATION

    Infoseek and Disney promote GO Network together. If Disney does not effectively promote GO Network, Infoseek's business will suffer.

    Infoseek licenses GO Network trademark from Disney. This license may be terminated by Disney under certain circumstances. If Disney terminates the license, GO Network would be severely harmed. Also, if Disney does not protect GO Network trademark against infringement or if this trademark infringes the rights of others, the value of the trademark would be diminished and GO Network would be harmed. See "--Third Parties May Prevent Infoseek From Developing Its Intellectual Property."

    Although Disney has generally agreed not to compete with Infoseek in certain limited geographic and product areas, Disney may enter into transactions with any of Infoseek's competitors or provide Disney content to Infoseek's competitors. Disney currently provides some of its content to competitors of Infoseek and maintains a number of websites which are not expected to be linked to GO Network. Infoseek cannot assure you that Disney will not compete with GO Network or the Infoseek Service.

    Disney and Infoseek are currently engaged in litigation brought by a competitor regarding the GO Network logo. Although Disney and Infoseek deny all the material allegations of complaint and is defending against it. Infoseek cannot assure you that Infoseek will continue to be able to use the GO Network name and logo. In addition, there can be no assurance that Disney and Infoseek will succeed in defending the complaint; and even if successful, without incurring significant litigation costs which will result in continued operating losses and delay to Infoseek's achievement of profitability.

    IF INFOSEEK ENCOUNTERS DIFFICULTIES IN INTEGRATING STARWAVE, QUANDO AND FUTURE ACQUISITIONS, INFOSEEK WILL NOT EXPERIENCE ALL OF THE EXPECTED BENEFITS OF THESE ACQUISITIONS

    Infoseek believes it may be necessary to acquire complementary products, technologies or businesses to remain competitive. There are several risks in acquisitions or other strategic transactions, including the Quando and Starwave acquisitions, such as:

    - difficulties in the integration of personnel and operations,

    - difficulties in the integration of acquired technology or content into existing businesses,

    - potential disruption of Infoseek's ongoing businesses,

    - expenses and other related charges associated with these transactions,

    - the necessity to establish and implement uniform standards, controls, procedures and policies for the acquired companies,

    - impairment in relationships with employees, vendors and customers as a result of any integration of new management personnel, technologies, products and services,

    - potential unknown liabilities associated with business combinations,

    - use of limited cash resources,

    - dilutive issuances of stock, and

    - loss of key personnel.

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

    ACCOUNTING CHARGES FROM ACQUISITIONS WILL DELAY AND REDUCE PROFITABILITY

    Infoseek's acquisitions of Starwave and Quando were accounted for under the purchase method of accounting. As a result, Infoseek will have reduced profitability for at least several years due to accounting charges relating to:

    - amortization of intangible assets:

       1. developed technology and assembled workforce of Starwave: $45.2 million amortized over a two-year period beginning November 18, 1998

       2. developed technology and assembled workforce of Quando: $8.7 million amortized over a two-year period beginning January 15, 1999

       3. goodwill of Starwave: $656.5 million amortized over a ten-year period beginning November 18, 1998

       4. goodwill of Quando: $11.1 million amortized over a two-year period beginning January 15,1999

       5. joint venture relationships: $178.5 million amortized over a ten-year period beginning November 18, 1998

    - in-process research and development of Starwave and Quando: $72.6 million expensed in the quarter ended January 2, 1999 and $4.3 million expensed in the quarter ended April 3, 1999, respectively,

    - remaining integration costs: up to $3.3 million,

    - significant future charges relating to sales of shares and warrants which Infoseek may be required to make to Disney below fair market value at the time of purchase in connection with Disney's exercise of its rights to maintain its ownership interest in Infoseek,

    - increased operating expenses due to Infoseek's expanded business, including GO Network,

    - other costs not currently known,

    If these expenses are not timely followed by increased revenues, Infoseek's business, results of operations, financial condition and prospects would be seriously harmed.

    IN ORDER TO CONTINUE TO GROW, INFOSEEK WILL NEED MORE FINANCING

    Infoseek anticipates that its current cash level and other available sources of funds will last through at least December 31, 1999. After that time, Infoseek may need to raise additional funds. Additional financing may not be available on satisfactory terms, if at all. Infoseek's estimate of the time period through which its cash and other sources of funds will be sufficient to fund its operations is a forward-looking statement subject to risks and uncertainties. The actual time period may vary as a result of a number of factors including those set forth below.

    Infoseek expects to use its funds to, among other plans, continue to expand the Company's operations, develop new and enhance existing services and products, promote GO Network and acquire other businesses, products or technologies. Infoseek may decide to dedicate more financial resources than currently forecasted for any of these activities; therefore, Infoseek may need to raise additional funds sooner than currently anticipated. If Infoseek is unable to raise the required funds, Infoseek may not be able to continue these activities. Infoseek's business, financial condition and prospects could be seriously harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Infoseek Liquidity and Capital Resources."

    If the additional funds are raised through the sale of stock or convertible debt, the percentage ownership of Infoseek's current stockholders will be reduced. Such stock or convertible debt also may have rights, preferences or privileges greater than Infoseek's Common Stock.

    INFOSEEK'S FINANCIAL RESULTS WILL VARY

    Infoseek and its subsidiaries have limited operating history. The Internet and intranet markets addressed by Infoseek are new. Infoseek therefore does not have internal or industry-based historical financial data for any significant period of time upon which to base projections for revenues or to budget future operating expenses. As a result, Infoseek cannot assure you it will have profits in any given period or in the long term.

    Infoseek expects that its results will vary significantly in the future due to a number of reasons, including:

    - the growth rate, usage and acceptance of the Internet, intranets and online services,

    - the acceptance rate of the Internet as an advertising medium and the demand for advertising,

    - increased seasonality in Internet advertising,

    - acceptance of the Internet for commerce,

    - demand for Infoseek's products and services,

    - individual advertisers budgeting cycle,

    - costs related to expansion and capital investments,

    - results of acquisitions and strategic agreements, including amortization of intangible assets,

    - charges relating to the issuance of stock or warrants below market price in connection with Disney's right to maintain its ownership interest,

    - the introduction, marketing and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors,

    - Infoseek's ability to anticipate and effectively adapt to and expand in a developing market,

    - Infoseek's ability to adapt to rapidly changing technologies and develop new technologies,

    - technical difficulties or system outages,

    - Infoseek's ability to integrate operations and manage expansion,

    - Infoseek's ability to attract, retain and motivate qualified personnel,

    - initiation, implementation, amendment, renewal or expiration of significant contracts with partners,

    - performance of its partners such as Disney, ABC and ESPN in developing their own brands,

    - short and long term pricing changes by Infoseek or its competitors,

    - specific economic conditions in the Internet, intranet and digital media markets,

    - strikes or other work disruptions,

    - seasonal fluctuations in Internet use and the markets for news and sports events,

    - general economic conditions, and

    - other factors.

    In addition, most of Infoseek's revenues are generated from advertising contracts and related sponsorship agreements which generally range from two months to three years in duration. Most of Infoseek's contracts with advertising customers can be canceled at any time. Advertising prices are closely related to the number of viewers on Infoseek's services. Infoseek cannot accurately predict the number of viewers on its sites for any given time. As a result, Infoseek has difficulty in forecasting future sales and operating results.

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

    DISNEY OWNS A SUBSTANTIAL AMOUNT OF INFOSEEK STOCK AND IS ABLE TO SIGNIFICANTLY INFLUENCE INFOSEEK'S AFFAIRS

    Disney is the principal stockholder of Infoseek, owning approximately 43% of Infoseek's outstanding stock. Disney also owns warrants which become exercisable over three years from June 1998, allowing Disney to own a total of 50.1% or more of Infoseek's outstanding Common Stock. Infoseek and its stockholders face several specific risks as a result of Disney's ownership of Infoseek's Common Stock, including the following:

    Disney Has Certain Control Over Infoseek's Governance.

    Through its substantial ownership of and agreements with Infoseek, Disney may exercise significant control over Infoseek. Specifically:

    - Disney may be able to exercise effective control over certain matters requiring stockholder approval.

    - Disney has the right to have its nominees for director submitted to a vote of stockholders of Infoseek. Disney is entitled to a number of nominees sufficient to require the approval of the Disney nominees for those transactions requiring supermajority board approval as described below.

        Supermajority board approval is required for certain Infoseek transactions, including:

    -   amendments to Infoseek's certificate of incorporation or bylaws,

    -   a transaction in which the ownership control of Infoseek changes,

    -   sale of 15% or more of Infoseek's assets,

    - issuance of securities representing 15% or more of Infoseek's outstanding shares or for $200 million or more,

    - certain debt or cash transactions by Infoseek of $200 million or more, and

    -   appointment of a new Chief Executive Officer.

    Disney May Be Able to Obtain Majority Control of Infoseek in the Future.

    Although Disney has agreed for a three-year period not acquire voting power of more than 49.9% in Infoseek's stock, this "standstill" obligation may be terminated earlier in certain limited circumstances. If the standstill obligation terminates, Disney could obtain majority control over Infoseek any time it wishes.

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

    Disney's Ownership Reduces Opportunities for an Acquisition on Infoseek by a Third Party.

    Disney's substantial ownership position in Infoseek, as well as the terms of GO Network trademark license agreement between Infoseek and Disney, may prevent or discourage tender offers for Infoseek's Common Stock or other changes in the control of Infoseek unless the terms are approved by Disney. Therefore, third party investors, other than Disney, will find it difficult to acquire all or a large portion of Infoseek stock. See "Business--Relationship with Disney."

    IF INFOSEEK DOES NOT RENEW EXISTING OR ENTER INTO NEW AGREEMENTS WHICH RESULT IN USER TRAFFIC, OR IF SITES THAT PROVIDE TRAFFIC TO INFOSEEK ARE NOT SUCCESSFUL, INFOSEEK'S REVENUE WILL DECREASE

    Infoseek's success depends greatly on strategic relationships with third parties as sources of traffic and as providers of content to its Web site. Infoseek's traffic agreements generally have terms of one year or less. A significant portion of the aggregate pageviews on the Infoseek Service is generated by traffic derived from third party sources, principally Microsoft, WebTV and Netscape. The agreement with Netscape and Microsoft are scheduled to terminate in May 1999 and October 1999, respectively. In order to increase brand awareness of GO Network, build brand loyalty and develop alternative traffic sources, the Company is planning to increase its promotional program for GO Network. However, Infoseek cannot assure you that it can successfully build brand loyalty by increasing promotional campaigns nor can it assure you that traffic will increase as a result of these promotional campaigns.

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

    Infoseek's success also depends on the continuation and integration of its joint ventures and third party relationships, especially the joint ventures with ESPN and ABC. Under certain representation agreements, Starwave contracted for, and has exclusive rights to sell, all advertising and other related items of the Joint Ventures. Starwave guarantees its performance through minimum revenue commitments and is at risk if its subsequent collection of the related receivables is insufficient to cover such commitments. These representation agreements will result in Starwave recognizing revenue for the sale of the advertising and related items, with a corresponding representation fee for amounts due to the Joint Ventures. If Infoseek is unable to continue its joint ventures with its joint venture partners, integrate these joint ventures into its business or enter into new joint ventures, Infoseek may not be able to keep or create interactive services and products that are attractive to users and advertisers. This could seriously harm Infoseek's business, financial results and financial condition.

    During and after the quarter ended April 3, 1999, Infoseek entered into several strategic agreements with advertisers; if these advertisers do not make the obligated contractual payments on these agreements, Infoseek's business, results of operations and financial condition would be seriously harmed. In addition, Infoseek entered into a strategic agreement with drkoop.com in April 1999. The payments under the drkoop.com agreement are conditioned on the completion of financing by drkoop.com.

    INFOSEEK HAS HAD LOSSES IN THE PAST AND HAS DIFFICULTY PREDICTING FUTURE RESULTS BUT EXPECTS FLUCTUATIONS AND LOSSES IN THE FUTURE

    Infoseek has not achieved profitability in the past and expects to have consolidated net losses for a number of years. The limited operating history of Infoseek and its subsidiaries make it difficult to budget or predict future results. Although Infoseek experienced significant revenue growth since 1997, Infoseek cannot assure you that revenues will continue to grow or that Infoseek will achieve profitability.

    Infoseek and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. Since the acquisitions of Starwave and Quando are large and complex, Infoseek may be required to reorganize its operations in order to operate more effectively. Due to the complexity and scale of Infoseek's recent acquisitions and the rapid pace of change and development of the Internet market, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Although Infoseek recently began a new multi-year planning cycle, future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions.

    As of April 3, 1999, Infoseek had an accumulated deficit of $214.6 million, including the accumulated deficit of Starwave and Quando from their respective dates of acquisition.

    From time to time, Infoseek may elect to make certain pricing, service, marketing or acquisitions decisions that could seriously harm Infoseek's business, results of operations, financial condition and prospects in the short-term or long-term. Infoseek's agreements with its strategic partners have included and may in the future include substantial one-time or up-front payments to or from these partners. Accordingly, Infoseek believes that its quarterly revenues are likely to vary significantly in the future, that period-to-period comparisons are not necessarily meaningful and that such comparisons should not necessarily be relied upon as an indication of Infoseek's future performance.

    INFOSEEK'S STOCK PRICE WILL FLUCTUATE

    The market price of Infoseek's Common Stock has fluctuated and may continue to fluctuate widely. Such changes are in response to a number of events and factors such as:

    - quarterly changes in results of operations,

    - announcements of new technological innovations, new products and media properties by Infoseek or its competitors,

    - changes in financial estimates and recommendations by securities analysts,

    - the operating and stock price performance of other companies that investors may deem comparable to Infoseek, and

    - news relating to trends in Infoseek's markets or general economic condition.

    The stock market and specifically the stock of Internet companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of Infoseek's Common Stock, without regard to Infoseek's operating performance. In addition, Infoseek's operating results may be below the expectations of public market analysts and investors. In such event, there would be high possibility that the market price of Infoseek's Common Stock would decrease.

    INFOSEEK FACES INTENSE COMPETITION AND MAY NOT BE ABLE TO COMPETE
EFFECTIVELY

    The market for Internet and intranet products is very competitive and Infoseek expects these markets to become more competitive in the future. Infoseek believes it faces competition in numerous areas, including:

    - consolidated Internet ("Portal") products,

    - search and navigation services,

    - search software,

    - Internet media,

    - advertising media,

    - electronic commerce, and

    - broadband portal products.

    If Infoseek is unable to compete effectively in these areas, it could suffer serious harm to its business.

    The market for these services is new and developing. As a result, Infoseek cannot predict how competition will affect Infoseek, its competitors or its customers. Since the development of new Internet technology is relatively inexpensive, it is easy for new competitors to enter the Internet and intranet markets, and this causes rapid changes to these markets. At present, there are a large number of competitors in these markets and new competitors are entering these markets everyday. In addition, some of Infoseek's competitors have engaged in business combinations or other strategic relationships in order to increase their power and market share.

    Many of Infoseek's competitors have greater resources, including financial, marketing and technical resources, than Infoseek. These companies may be able to offer more varied content and services than Infoseek, including broadband and multimedia content, search and directory services, on-line "communities" with chat, e-mail and games, electronic commerce and high speed home Internet access. Infoseek may be unable to develop these and other new services in advance of its competitors.

    IF INFOSEEK DOES NOT ACHIEVE REVENUE MINIMUMS UNDER REPRESENTATION AGREEMENTS, IT MAY INCUR ADDITIONAL LOSSES UNDER THESE AGREEMENTS

    Under certain representation agreements with ESPN and ABC, Infoseek (through Starwave) has agreed to act as the representative of the ESPN and ABCNews Joint Ventures. As such representative, Infoseek will sell advertising and related services for these Joint Ventures, and agreed to make quarterly payments to the Joint Ventures. These payments will be the greater of a predetermined minimum amount or revenues actually billed to third parties (even if not collected) in the performance of such advertising and related services, less the costs of providing the services and a predetermined profit margin.

    Infoseek may not be able to sell the guaranteed minimum amount in any quarterly period or to collect the amounts due from these sales and services. Failure to sell the predetermined minimum amount or collection of amounts due could result in additional losses to Infoseek, and seriously harm Infoseek's business, results of operations and financial condition.

    IF THE INTERNET AND ELECTRONIC COMMERCE DO NOT CONTINUE TO GROW, INFOSEEK'S BUSINESS WILL SUFFER

    For revenue growth, Infoseek depends on increased acceptance and use of the Internet, intranets and other interactive online platforms as sources of information, entertainment and sale of goods and services. If the Internet growth is slower than expected, or fails to grow at all, Infoseek's business, financial condition and operating results would be seriously harmed. If access to the Internet or Infoseek's services is restricted, Infoseek's business, financial condition and operating results would also be seriously harmed.

    The Internet industry has grown rapidly in recent years. Infoseek cannot assure you that the Internet will continue to be accepted and widely used. In particular, Infoseek cannot assure you that consumers will continue to use the Internet for the purchase and sale of goods and services, or that advertisers will continue to use it for advertising goods and services. Infoseek also cannot assure you that a large base of users will support Infoseek's business. Significant structural problems remain in using the Internet and conducting electronic commerce, including:

    - security,

    - reliability,

    - cost,

    - ease of use and access,

    - quality of service,

    - lack of network infrastructure to support increased use,

    - speed of Internet service,

    - limitations on access by corporations and schools, and

    - privacy.

    These problems may slow the growth of Internet use or the attractiveness of the Internet for advertising and online transactions. In addition, the use of the Internet could be reduced due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or as the result of increased government regulation.

    The Internet industry is young. The business model of Infoseek and its competitors changes frequently and very few products and services are established in the market. The development of the Internet market may stop or may continue at a rate slower than expected. Infoseek may be unable to modify its business model rapidly enough to remain competitive. The Internet market is becoming filled with competitors. Infoseek's products may not become accepted by Internet users or advertisers. If any of these events occurs, Infoseek's business, results of operations, financial condition and prospects would be seriously harmed.

    IF GO SHOP IS NOT SUCCESSFUL, INFOSEEK'S BUSINESS WOULD BE SERIOUSLY HARMED

    Infoseek believes that its e-commerce service, GO Shop, is critical to its business. If Infoseek does not further enhance, develop more GO Shop services, attract more merchants and customers or successfully promote GO Shop, Infoseek's business, financial condition and operating results would be seriously harmed.

    Given the growing number of Internet sites which have features similar to GO Shop, Infoseek cannot assure you that merchants and customers will accept GO Shop. If merchants and customers do not accept GO Shop or do not find it to be of high quality, Infoseek will experience a decrease in revenues and may be required to incur additional expenses to promote GO Shop. In addition, if e-commerce is not successful, the Company may need to write down its assets resulting in additional charges.

    As a result of these risks, Infoseek cannot assure you that GO Shop will be successful or result in greater revenues, cash flows or any profits to Infoseek.

    IF INTERNET ADVERTISING AND RELATED SPONSORSHIPS OF INFOSEEK'S SERVICES ARE NOT ACCEPTED, INFOSEEK'S REVENUES WILL BE ADVERSELY AFFECTED

    Infoseek depends heavily on the sale of advertisements and related sponsorships of GO Network and the Infoseek Service as a source of revenue. Therefore, Infoseek depends on the acceptance and success of advertising on the Internet. Infoseek cannot assure you that Internet advertising will be widely accepted. The Internet market is changing quickly. Infoseek believes that the number of companies selling advertising on the Web and the amount of advertising space on the Internet have greatly increased recently. Infoseek may therefore face a market which demands lower price levels for the purchase of advertisements and this could result in a decline in Infoseek's revenues. Many of the advertisers on Infoseek's services are relatively new to Internet advertising and have not devoted significant amounts of their advertising budgets to Internet advertising. Advertisers may determine that traditional sources of advertising, such as television, radio and newspapers are more cost effective than the Internet. There are no widely accepted standards to measure the effectiveness of Internet advertising.

    Infoseek also believes that advertising usage changes with the economy and are subject to seasonal variations. Any seasonal or economic-based changes in advertising sales could seriously harm Infoseek's business, financial condition and operating results.

    INFOSEEK MAY NOT BE ABLE TO USE THE POOLING-OF-INTERESTS ACCOUNTING METHOD FOR FUTURE ACQUISITIONS WHICH MAY REDUCE ITS FUTURE PROFITABILITY

    Due to Infoseek's acquisition of Starwave and its transactions with Disney, Infoseek may not be able to account for future acquisitions as pooling-of-interests transactions for a period of time. Also, if Disney chooses to obtain control when its warrant vests, Infoseek will not be able to use pooling-of-interests accounting. Charges for the amortization of goodwill incurred in acquisitions will reduce Infoseek's profits, if any, in the periods over which it is amortized. Infoseek may also take charges for acquired in-process research and technology when acquisitions occur. Such charges for acquired in-process research and technology would reduce Infoseek's profits in such period.

    IF INFOSEEK DOES NOT IMPROVE ITS PRODUCTS TO KEEP PACE WITH CHANGING TECHNOLOGY, IT WILL LOSE USERS

    Infoseek may not be able to respond to changing Internet technologies, consumer needs and industry standards. Infoseek may not be able to introduce new products and services before competitors or improve existing products to match competitors' products and services. If it does not continue to timely and continually improve its products and services and introduce new ones, Infoseek could suffer serious harm to its business, results of operations and prospects.

    A key element of Infoseek's strategy is to continue in the development of new technological innovations in order to enhance user's experience and strengthen relationships with advertisers. The success of GO Network and its component sites will depend in part on how easy-to-use, functional and feature-filled such services are.

    Due to Infoseek's continuous need to provide technological improvements in its services, including GO Network and the Infoseek Service, Infoseek faces many risks. Infoseek cannot assure you:

    - Any of its new or proposed products or services will be accepted by the market or will continue to meet the market's changing needs.

    - It will successfully design, develop, test, market and introduce new and enhanced technologies and services.

    - It will successfully improve its existing and planned products and services.

    - It will not experience difficulties that delay or prevent the successful development, introduction or marketing of new or enhanced technologies, products and services.

    - It will bring its technological innovations to the market quickly and in advance of its competitors.

    - In order to develop, improve or acquire new technologies, it will not spend a large portion of its resources.

    - Its new or enhanced products and services will be free of errors and will not require significant design changes once introduced.

    If any of these risks occur, customers may become dissatisfied with Infoseek's products and services. In turn, Infoseek could lose viewers and could experience delayed or lost advertising revenues.

    COMPUTER INTRUSIONS OR ELECTRONIC COMMERCE LIABILITIES MIGHT RESULT IN LOSSES TO INFOSEEK

    Consumers' lack of faith in and lapses in the privacy and security of the Internet and online transactions may also prevent the general growth of the Internet and electronic commerce. Infoseek's business, which depends on this growth, may be harmed as a result.

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

    Infoseek does not have insurance against these security risks, although it does have standard business interruption and crime insurance which might cover certain losses. Infoseek is in the process of reviewing its insurance coverage to cover potential claims and losses from e-commerce transactions. However, if Infoseek does not or cannot obtain adequate insurance, large or repeated security breaches into Infoseek's systems could seriously harm Infoseek's business, results of operations and financial condition.

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

    These activities may expose us to a number of additional risks and uncertainties, including:

    - potential liabilities for illegal activities that may be conducted by participating merchants;

    - consumer fraud and false or deceptive advertising or sales practices;

    - breach of contract claims relating to merchant transactions;

    - claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights;

    - claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and

    - claims that may be brought by merchants as a result of their exclusion from our commerce services or losses resulting from any downtime or other performance failures in our hosting services.

    INFOSEEK MAY EXPERIENCE YEAR 2000 COMPUTER PROBLEMS THAT HARM ITS BUSINESS

    Certain computer systems may not correctly recognize dates when the year changes from 1999 to 2000. Infoseek management has reviewed Infoseek's exposure to this problem and does not believe that it will incur significant expenses as a result of the effect of this problem on its products, services or information technology. However, Infoseek does plan to replace several systems as part of a conversion to improved financial and business systems in connection with regular upgrade programs during 1999 and will make minor software alterations to certain of its systems to ensure full year 2000 readiness. Infoseek may not be able to implement these upgrades successfully, and its belief that it will not incur significant expenses may be incorrect due to unknown defects in its systems. If any of these were to occur, Infoseek could suffer serious harm to its business, results of operations, financial condition and prospects due to year 2000 computer system problems.

    Infoseek is relying on assurances from vendors that their systems and products are prepared for the year 2000. Infoseek cannot assure you that its vendors' representations are accurate. Infoseek is in the process of investigating year 2000 compliance by vendors of Infoseek, in situations where if possible vendors that are not year 2000 compliant will be replaced by alternate sources that are year 2000 compliant. However, Infoseek does not have any control over these third parties' compliance. For example, if a link on GO Network or the Infoseek search service points to a website which is not year 2000 compliant, that link may not be available to users. If many linked sites fail, the value to users and advertisers on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, or if Infoseek fails to develop a contingency plan to address this risk, Infoseek's business and operations could suffer serious harm or Infoseek could be required to expend resources to resolve those problems. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

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

    In order to succeed, Infoseek must continue to:

    - Invest in and improve operational, financial and management information systems which affect planning, advertising sales, management, finance and accounting.

    - Enhance its advertising inventory management analysis system discussed further under "--If Infoseek's Advertising Management Systems Fail, Infoseek Could Lose Advertising Sales Opportunities."

    - Hire, train, motivate and manage its staff.

    - Maintain relationships with various partners, advertising customers, advertising agencies, Internet sites and services, Internet service providers and other third parties.

    - Retain control by management over the operations and strategic direction of Infoseek in a rapidly changing environment and locate new business activities.

    - Develop and expand electronic commerce capabilities, including an infrastructure for security, order processing and financial reporting.

    If Infoseek fails to, or experiences unscheduled delays, or encounters unexpected additional costs, in addressing these issues, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.

    FAILURES OR LACK OF CAPACITY IN INFOSEEK'S COMPUTER SYSTEMS COULD RESULT IN LOSS OF USERS

    If Infoseek's systems, the majority of which are located in Sunnyvale, California, and Bellevue and Seattle, Washington, fail or function poorly for any reason, these interruptions would result in a reduction of traffic to the Infoseek services. If the interruptions continue, they could reduce the number of users and advertisers on Infoseek's products and services. A reduction in the number of users and advertisers on Infoseek's products and services could seriously harm Infoseek's business, results of operations, financial condition and prospects.

    Infoseek relies on computer, network and telecommunication systems to provide its products and services. Such systems:

    - may fail to operate correctly,

    - may be strained by too many users or demands,

    - may be damaged by earthquakes, fires, floods, wind storms, power loss, lightning, electrical and telecommunication failures or similar events, and

    - may be damaged through physical or electronic break-ins or computer viruses.

    Infoseek does not maintain a comprehensive disaster recovery plan or have redundant systems for each of its services. Although Infoseek has insurance coverage for fires, floods, earthquakes (and, for the systems in Washington, wind storms) and general business interruptions, the amount of coverage may not be adequate to cover all losses which could occur. If losses occur from failure of Infoseek systems and insurance does not cover such lose, they could seriously harm Infoseek's business, results of operations, financial condition and prospects.

    Infoseek also depends on Web browser makers and Internet and online service providers. Infoseek's viewers have experienced and may in the future experience difficulties due to incompatibilities or other problems.

    Infoseek cannot control these Web browser makers and online service providers, nor can it predict when these incompatibilities or problems will occur. Infoseek also depends on computer hardware suppliers to promptly deliver, install and service its servers and other equipment and services used to provide Infoseek's products and services. If Infoseek's access to the Internet or computer systems fail, it could result in serious harm to Infoseek's business, results of operations, financial condition and prospects.

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

    IF INFOSEEK IS NOT SUCCESSFUL IN EXPANDING INTO THE INTERNATIONAL MARKET, ITS BUSINESS MAY SUFFER

    As part of the business strategy, Infoseek began offering its products and services to international users and advertisers, and is actively searching for further expansion opportunities in the international market. If Infoseek fails to succeed in international markets, Infoseek's business could suffer.

    Infoseek may not be successful in creating localized versions of its products and services or marketing or distributing its products abroad. Even if Infoseek is successful, its international revenues may not be sufficient to cover the cost of establishing and maintaining its international operations. In addition to the uncertainty of Infoseek's ability to establish an international presence, there are difficulties and risks inherent in doing business internationally, such as:

    - compliance with regulatory requirements and changes in these environments,

    - export restrictions,

    - export controls relating to technology,

    - tariffs and other trade barriers,

    - difficulty in protection of intellectual property rights,

    - difficulties in staffing and managing international operations,

    - longer payment cycles,

    - problems in revenue collection,

    - political instability,

    - exposure to currency exchange risks,

    - potentially adverse tax consequences, and

    - increased competition.

    Any one or more of these factors could prevent Infoseek from being successful in international markets.

    INFOSEEK MAY NOT BE ABLE TO ATTRACT OR RETAIN THE KEY PERSONNEL IT NEEDS TO SUCCEED

    If Infoseek is unable to attract and retain key and other skilled employees, its business, results of operations, financial condition and prospects would be seriously harmed. Infoseek's ability to generate revenues and profits depends upon its senior management team. Infoseek depends upon its Chairman of the Board, Steven Kirsch, who is very involved in Infoseek's research and development efforts, Harry Motro, its President and Chief Executive Officer, Les Wright, its Senior Vice President and Chief Financial Officer, and Patrick Naughton, its Executive Vice President of Products. Infoseek also depends on many other employees, such as employees with writing, editing, sales, management, marketing or technical ability. Employees with these skills are difficult to find, and competition for these employees is intense.

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

    To protect its rights to its software, systems, documentation and product features, Infoseek currently relies on a combination of:

    - patent, copyright and trademark and service mark laws,

    - trade secret laws,

    - confidentiality procedures, and

    - contractual provisions.

    These methods of protection may not be adequate to protect against others using Infoseek's technology, brand names and content. Accordingly, Infoseek cannot assure you that it will be able to maintain the goodwill associated with its products and services or competitive features.

    Despite Infoseek's efforts to patent and trademark its intellectual property and keep information confidential, Infoseek may not be able to do so. Infoseek may not be able to protect its technology because:

    - Pending and new patent applications and trademark registrations may not be approved.

    - Even if issued, new patents and trademark registration may be challenged, invalidated or designed around.

    - Infoseek's new products or technologies may not be patentable.

    - Time-consuming and costly litigation may be necessary to protect Infoseek's proprietary technologies.

    - Policing unauthorized use of Infoseek's intellectual property is difficult and expensive.

    - The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.

    - Infoseek's competitors may independently develop similar technology or design around Infoseek intellectual property.

    - The application of copyright and trademark laws to the Internet and other digital media is very uncertain.

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

    Third parties:

    - may bring claims of patent, copyright or trademark infringement against Infoseek,

    - may obtain patents or other intellectual property rights which may limit Infoseek's ability to do business or require Infoseek to license or cross-license technology, or

    - may bring costly and time-consuming lawsuits.

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

    From time to time Infoseek will receive informal notices from copyright and trademark holders regarding use of music, images and websites in its services. On February 18, 1999, GotTo.Com, Inc. filed a complaint GOTO.COM V. THE WALT DISNEY COMPANY, DISNEY ENTERPRISES, INC., INFOSEEK CORPORATION, AND MONTROSE CORPORATION, Civ No. 99-01674 TJH, the United States District Court for the Central District of California ("Trademark Action"). The complaint alleges that the defendants' use of the GO NETWORK Green Traffic Light Logo is confusingly similar to the plaintiff's unregistered GOTO.COM Logo. The complaint seeks an unspecified amount of damages and a preliminary permanent injunction against the use of the logo. The Company denies all the material allegations of Complaint and is defending against them.

    The costs of defending the Trademark Action and its ultimate outcome are uncertain and cannot be estimated. There can be no assurance that Infoseek will prevail in the Trademark Action, or that the result will not have a material adverse effect on Infoseek's financial position or results of operations. As the outcome of these cases cannot reasonably be determined, Infoseek has not accrued for any potential loss contingencies.

    Infoseek may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on Infoseek's business, financial position or results of operations. (see--"Notes to Condensed Consolidated Unaudited Interim Financial Statements--Note 9. Contingencies.")

    CHANGES IN LAWS GOVERNING THE INTERNET COULD DECREASE THE DEMAND FOR INFOSEEK'S SERVICES

    At present there are few laws and regulations that apply to the access or commerce on the Internet, both in the United States and overseas. Infoseek is, however, subject to general laws and regulations that apply to all businesses. Proposals for regulation are presented to federal, state and foreign governments frequently. If any of these proposals are adopted, Internet use may decrease, and in turn demands for Infoseek's products and services may decrease. Similarly, Infoseek's operating expenses may increase as a result of new regulations. These effects could seriously harm Infoseek's business, results of operations, financial condition and prospects.

    Laws or regulations may be passed regarding the Internet on such issues as:

    - user privacy (including sending of unsolicited e-mail, or "spamming"),

    - consumer protection for products and services,

    - media regulation, such as libel and obscenity,

    - intellectual property, and

    - liability of Internet service providers.

    In addition, courts are still determining how existing laws regarding property, copyrights, trade secrets, libel and defamation, and privacy apply to the Internet.

    Infoseek may face copyright claims for materials distributed through its online or Internet services to others, such as the chat room. Infoseek has little control over these users' content,

    Infoseek may also face claims because materials may be downloaded through its online or Internet services and then distributed to others. Some of Infoseek's products and services, such as chat rooms, messaging, and hosted Web pages, contain content provided by users. Infoseek has little control over these users' content. Claims might be made against Infoseek under a variety of media and intellectual property laws for the nature, content, publication and distribution of its materials or its users' materials. For example, Infoseek might be subject to claims of copyright or trademark infringement, obscenity, or libel brought against it for content that appears on its site. These types of claims have been brought against online service providers in the past, some of which have been successful.

    Infoseek provides a variety of third-party information through its services. For example, Infoseek's service provides news, stock quotes, analyst estimates or other stock trading information. If this information contains errors, Infoseek could be sued for losses suffered by users who relied on the information. Infoseek also offers Web-based e-mail services. E-mail may further expose Infoseek to potential risks. For example, Infoseek may be subject to claims or liabilities from spamming, lost or incorrectly delivered messages, use of e-mail for illegal purposes or fraud, harassment or interruptions or delays in e-mail service.

    Although Infoseek carries general liability insurance, such insurance may not cover all claims or may not be sufficient to reimburse Infoseek for all liabilities that may occur.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    On February 18, 1999, GoTo.Com, Inc. filed a complaint GOTO.COM, INC. V. THE WALT DISNEY COMPANY, DISNEY ENTERPRISES, INC., INFOSEEK CORPORATION, AND MONTROSE CORPORATION, Civ. No. 99-01674 TJH, in the United States District Court for the Central District of California ("Trademark Action"). The complaint alleges that the defendants' use of the GO NETWORK Green Traffic Light Logo is confusingly similar to the plaintiff's unregistered GOTO.COM Logo. The complaint seeks an unspecified amount of damages and a preliminary and permanent injunction against the use of the logo. The Company denies all the material allegations of the complaint and is defending against them.

    The costs of defending the Trademark Action and its ultimate outcome are uncertain and cannot be estimated. There can be no assurance that Infoseek will prevail in the Trademark Action, or that the result will not have a material adverse effect on Infoseek's financial position or results of operations. As the outcome of these cases cannot reasonably be determined, Infoseek has not accrued for any potential loss contingencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibit

    27.1 Financial Data Schedule

    b) Reports on Form 8-K

    1. Infoseek filed a current report on Form 8-K dated January 15, 1999 on January 29, 1999, reporting Infoseek's acquisition of Quando, Inc. ("Quando"). Such current report was amended on February 12, 1999 to further include (i) the financial statements of Quando and (ii) pro forma financial information reflecting the purchase combinations of Infoseek, Starwave, and Quando.

    2. Infoseek filed a current report on Form 8-K dated January 28, 1999 on February 4, 1999 reporting that Infoseek had changed to a 52/53 week fiscal year ending on the Saturday closest to September 30 and indicated Infoseek would file a Transition Report on Form 10-K for the nine-month fiscal period ended October 3, 1998.

    Items 2, 3, 4 and 5 have been omitted as they are not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INFOSEEK CORPORATION

Date: May 14, 1999              By:             /s/ LESLIE E. WRIGHT
                                     -----------------------------------------
                                                  Leslie E. Wright
                                     Senior Vice President and Chief Financial
                                                      Officer