Form 10-Q
period 1999-07-03
INFOSEEK CORP /DE/
filed 1999-08-16
CIK 1071923

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

         Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : X No

     As of August 11, 1999 there were 62,555,726 shares of the registrant's Common Stock outstanding.

                                       1 of 45

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements
               Condensed Consolidated Unaudited Balance Sheets as of July 3, 1999 and October 3,
               1998...................................................................................  3

               Condensed Consolidated Unaudited Interim Statements of Operations for the Three and
               Nine Months Ended July 3, 1999 and June 30, 1998.......................................  4

               Condensed Consolidated Unaudited Interim Statements of Cash Flows for the Nine Months
               Ended July 3, 1999 and June 30, 1998...................................................  5

               Notes to Condensed Consolidated Unaudited Interim Financial Statements.................  6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.. 15

               Risk Factors........................................................................... 24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings...................................................................... 42

Item 4.        Submission of Matters to a Vote of Security Holders.................................... 43

Item 6.        Exhibits and Reports on Form 8-K....................................................... 44

               Signatures............................................................................. 45


                                       2 of 45

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INFOSEEK CORPORATION
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 (In thousands)


                                                                                 JULY 3, 1999         OCTOBER 3, 1998
                                                                                 ------------           -------------
Assets
Current assets:
   Cash and cash equivalents............................................           $   33,252               $     628
   Short-term investments...............................................               53,213                  51,240
   Accounts receivable, net.............................................               22,409                   6,942
   Prepaid to service providers.........................................                7,919                  20,338
   Other current assets.................................................                6,704                     998
                                                                                 ------------           -------------
        Total current assets............................................              123,497                  80,146
Property and equipment, net.............................................               26,630                  15,370
Direct acquisition costs................................................                  114                   2,825
Investments in Joint Ventures and others................................                9,774                     550
Intangible and other assets.............................................              836,163                   2,765
                                                                                 ------------           -------------
        Total assets....................................................            $ 996,178               $ 101,656
                                                                                 ------------           -------------
                                                                                 ------------           -------------


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.....................................................             $ 15,408                 $ 3,560
   Accrued payroll and related expenses.................................               10,067                   2,191
   Accrued liabilities to service providers.............................                4,413                  16,058
   Other accrued liabilities............................................               10,126                   2,418
   Deferred revenue.....................................................               35,970                   4,789
   Short-term obligations...............................................                3,568                   2,942
                                                                                 ------------           -------------
        Total current liabilities.......................................               79,552                  31,958
Long-term obligations...................................................                  979                   2,981
Deferred tax liabilities................................................               45,065                      --

Commitments and Contingencies

Stockholders' equity:
   Preferred stock......................................................                   --                      --
   Common stock.........................................................            1,262,026                 121,292
   Accumulated deficit..................................................             (265,910)                (53,724)
   Deferred compensation................................................                 (421)                   (717)
   Notes receivable from stockholders...................................             (125,108)                   (134)
   Unrealized loss on currency translation..............................                   (5)                      --
                                                                                 ------------           -------------
        Total stockholders' equity......................................              870,582                  66,717
                                                                                 ------------           -------------
        Total liabilities and stockholders' equity......................            $ 996,178               $ 101,656
                                                                                 ------------           -------------
                                                                                 ------------           -------------

    See notes to condensed consolidated unaudited interim financial statements.


                                       3 of 45

                              INFOSEEK CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             ------------------                      -----------------
                                                     JULY 3, 1999       JUNE 30, 1998       JULY 3, 1999       JUNE 30, 1998
                                                     ------------       -------------       ------------       -------------
Revenues:
   Advertising revenues.......................           $ 33,210           $ 15,269           $ 87,905            $ 40,020
   Software licensing revenues................              2,932              1,797              8,049               4,174
                                                         --------           ---------           --------           ---------
        Total revenues........................             36,142             17,066             95,954              44,194
                                                         --------           ---------           --------           ---------
Costs and expenses:
   Hosting, content and website costs.........             17,057              2,524             38,476               6,600
   Amortization of intangibles related to
        hosting, content and website costs....              9,759                 --             23,701                  --
                                                         --------           ---------           --------           ---------
        Total hosting, content and website costs           26,816              2,524             62,177               6,600

   Research and development...................              9,536              2,667             21,888               6,818
   Sales and marketing........................             28,830             11,863             86,045              34,240
   General and administrative.................              5,089              2,061             18,085               5,723
   Amortization of goodwill...................             17,756                 --             43,396                  --
   In-process research and development                         --                 --             76,939                  --
                                                         --------           ---------           --------           ---------
        Total costs and expenses..............             88,027             19,115            308,530              53,381
                                                         --------           ---------           --------           ---------

Operating loss................................            (51,885)            (2,049)          (212,576)             (9,187)
Loss from Joint Ventures......................             (2,575)                --             (7,994)                 --
Interest and other income, net................              3,168                782              8,384               1,472
                                                         --------           ---------           --------           ---------
Net loss......................................           $(51,292)           $(1,267)         $(212,186)             $(7,715)
                                                         --------           ---------           --------           ---------
                                                         --------           ---------           --------           ---------

Basic and diluted net loss per share..........            $ (0.83)           $ (0.04)         $   (3.76)             $ (0.26)
   Shares used in computing basic and
   diluted net loss per share..................            61,952              31,294            56,450               29,152

  See notes to condensed consolidated unaudited interim financial statements.


                                       4 of 45

                            INFOSEEK CORPORATION
         CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                -----------------
                                                                                      JULY 3, 1999         JUNE 30, 1998
                                                                                      ------------         -------------
Cash flows from operating activities:
Net loss........................................................................         $(212,186)              $(7,715)
Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash consideration from Dr. Koop agreement...............................              (691)                   --
   Write-off of in-process technology...........................................            76,939                    --
   Depreciation and amortization................................................            80,908                 4,589
   Losses from Joint Ventures...................................................             7,994                    --
   Write down of restructure related assets.....................................                --                 2,080
Changes in assets and liabilities:
Accounts receivable, net........................................................           (14,511)               (4,500)
Prepaid to service providers....................................................            12,419                    --
Other current assets............................................................            (5,231)                  (25)
Direct acquisition costs........................................................           (10,663)                   --
Intangible and other assets.....................................................            (4,085)               (2,519)
Accounts payable................................................................             9,045                 1,334
Accrued payroll and related expenses............................................             5,523                   884
Accrued liabilities to service providers........................................           (11,645)                2,750
Other accrued liabilities.......................................................             2,169                 2,603
Deferred revenue................................................................            25,216                 3,180
Accrued restructuring and other charges.........................................                --                (2,904)
                                                                                      ------------         -------------
        Net cash used in operating activities...................................           (38,799)                 (243)
Cash flows from investing activities:
Investments in Joint Ventures and others........................................            (4,986)                   --
Purchases of available-for-sale securities......................................          (112,630)             (102,962)
Proceeds from sales and maturities of available-for-sale securities.............            110,657                64,404
Purchases of property and equipment.............................................           (16,248)               (6,265)
Cash received from Starwave and Quando acquisitions.............................               767                    --
Issuance of notes receivable....................................................                                    (950)
                                                                                      ------------         -------------
        Net cash used in investing activities...................................           (22,440)              (45,773)
Cash flows from financing activities:
Proceeds from term loan.........................................................                --                   398
Repayments of term loan.........................................................            (1,376)               (1,581)
Proceeds from issuance of convertible debt......................................                --                   305
Repayments of shareholders' note receivable.....................................            14,026                    --
Proceeds from issuance of common stock..........................................            81,218                45,021
                                                                                      ------------         -------------
        Net cash provided by financing activities...............................            93,868                44,143
                                                                                      ------------         -------------
 Effect of exchange rate fluctuations on cash and cash equivalents..............                (5)                   --


Net increase/(decrease) in cash and cash equivalents............................            32,624                (1,873)
Cash and cash equivalents at beginning of period................................               628                 2,541
                                                                                      ------------         -------------
Cash and cash equivalents at end of period......................................           $33,252                $  668
                                                                                      ------------         -------------
                                                                                      ------------         -------------
Cash paid for interest..........................................................             $ 323                 $ 546
                                                                                      ------------         -------------
                                                                                      ------------         -------------


   See notes to condensed consolidated unaudited interim financial statements.


                                       5 of 45

                              INFOSEEK CORPORATION

     NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         In this Quarterly Report on Form 10-Q, references to "Infoseek" or the "Company" on or after November 18, 1998 are references to Infoseek Corporation, a Delaware corporation and its wholly owned subsidiaries including Infoseek Corporation, a California corporation, Starwave Corporation ("Starwave"), Quando, Inc. ("Quando"), and Infoseek Japan Holding Corporation and Infoseek Japan KK (collectively, "Infoseek Japan"), and references to Infoseek prior to November 18, 1998 are references to Infoseek Corporation, a California corporation. When necessary for clarity, Infoseek Corporation, a California corporation, is referred to as "Infoseek California" and Infoseek Corporation, a Delaware corporation, is referred to as "Infoseek Delaware." References to "Disney" refer to The Walt Disney Company and its affiliated companies. References to the "ABCNews Joint Venture" and the "ESPN Joint Venture" refer to the joint ventures Starwave maintains with affiliates of Disney and ESPN, respectively. The ABCNews Joint Venture and the ESPN Joint Venture are together referred to as the "Joint Ventures."

         Infoseek Corporation was incorporated in California in August 1993 to develop and provide Internet and World Wide Web search and navigation services. On November 18, 1998, Infoseek entered into a significant transaction with The Walt Disney Company (see Note 7). In this transaction, Infoseek acquired Starwave Corporation from Disney and formed a holding company incorporated in Delaware on June 12, 1998, for purposes of holding the capital stock of Infoseek Corporation, a California corporation, and Starwave. On July 10, 1999, Infoseek agreed to be acquired by The Walt Disney Company, subject to conditions to closing (see Note 14).

         Infoseek is a leading provider of Internet services and software products. Infoseek produces GO Network (home page: go.com), an Internet portal site that combines search and directory services, including 19 easy to navigate "centers" that integrate search results with relevant information, services, products and communities on the Internet, and the content of ABC.com, ABCNEWS.com, ESPN.com, Disney and others. The service contains unique features like universal navigation, follow-me tabs, universal registration, universal personalization and security. Infoseek has a strategic relationship with Disney concerning GO Network, including its promotion and content. Infoseek also produces other leading Internet sites, such as ESPN.com and ABCNEWS.com, in partnership with Disney affiliates.

         On January 28, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report presents financial information for the third quarter of fiscal 1999, beginning April 4, 1999 and ending July 3, 1999. This Quarterly Report also presents financial information for the first nine month period of fiscal 1999, beginning October 4, 1998 and ending July 3, 1999. The unaudited results of operations of the Company for the three month periods ended July 3, 1999 and June 30, 1998 both contained 91 days. The unaudited results of operations and cash flows of the Company for the nine month periods ended July 3, 1999 and June 30, 1998 both contained 273 days.

         Prior to November 18, 1998, Infoseek Delaware was a wholly owned subsidiary of Infoseek California that was created for conducting the transactions described above. Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California, Starwave, Quando, and, after June 28, 1999, Infoseek Japan (See Note 6). Accordingly, this Quarterly Report on Form 10-Q presents financial information of Infoseek for the three and nine month periods ended July 3, 1999, including the combined results of operations of Starwave from November 18, 1998, the combined results of

                                       6 of 45
operations of Quando from January 15, 1999 and the combined results of operations of Infoseek Japan from June 28, 1999. The acquisitions of Starwave and Quando were accounted for under the purchase method of accounting (see
Note 7). As a result, information presented herein may not be comparable to results in previous periods.

         The condensed consolidated financial information as of July 3, 1999 and for the three and nine month periods ended July 3, 1999 and June 30, 1998 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The October 3, 1998 balance sheet was derived from audited financial statements at that date. All significant intercompany transactions and balances have been eliminated. The Company conducted its business predominantly within one industry segment for all periods presented. Management assesses the Company's performance and measures the Company's net loss and total assets on a single segment basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Infoseek's Transition Report on Form 10-K for the nine month period ended October 3, 1998, and quarterly reports on Form 10-Q for the quarterly periods ended January 2, 1999 and April 3, 1999, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended July 3, 1999 are not necessarily indicative of the results to be expected for any future periods.

         Certain prior year items have been reclassified in order to conform to the current year's presentation.

NOTE 2. NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding non-vested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive for all periods presented due to the net loss for each period. Diluted net loss per share is very similar to the previously reported fully diluted net loss per share.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 was scheduled to be effective for years beginning after June 15, 1999. However, in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the requirements of SFAS


                                       7 of 45

No. 133 and No. 137, but does not expect these pronouncements to materially impact the Company's results of operations.

NOTE 4. COMPREHENSIVE NET LOSS

         The components of the Company's comprehensive net loss are as follows (in thousands):

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             -----------------                         -----------------
                                                     JULY 3, 1999         JUNE 30, 1998        JULY 3, 1999        JUNE 30, 1998
                                                     ------------         -------------        ------------        -------------

Net loss.......................................       $(51,292)               $(1,267)         $(212,186)               $(7,715)
Foreign currency translation loss..............             (5)                    --                 (5)                   --
                                                     ------------         -------------        ------------        -------------
Comprehensive net loss.........................       $(51,297)               $(1,267)         $(212,191)               $(7,715)
                                                     ------------         -------------        ------------        -------------
                                                     ------------         -------------        ------------        -------------

         Due to the Company's net loss for each of the periods presented above, there are no tax effects allocated to any components of comprehensive net loss for each of the periods presented above.

NOTE 5. CAPITALIZED INTERNAL USE SOFTWARE COSTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective for the year ended October 2, 1999.

         The Company is in the process of developing and implementing an internal use software system which will integrate certain modules, such as order entry, customer billing, human resources, purchasing and accounting. During the second quarter of fiscal 1999, the Company began the development phase of this software system and, as a result, has capitalized approximately $4.0 million in development costs through July 3, 1999.

NOTE 6. JAPAN ASSET PURCHASE

         On June 28, 1999, the Company completed the purchase of certain assets from Digital Garage, Inc., a commercial distribution partner in Japan. The acquired assets are held by the newly established Infoseek Japan. Total consideration was $0.8 million in cash, the issuance of a note payable for $3.3 million due in June 2000 and the forgiveness of $2.1 million of indebtedness owed by Digital Garage, Inc. to Infoseek. The value of the acquired assets is based on their fair values at the date of purchase.

   The fair values of the acquired assets are as follows and are included as part of intangible and other assets (in thousands):

           Tangible and intangible assets acquired:
                 Tangible assets.....................................................         $ 423
                 Assembled workforce.................................................         2,222
                 Customer relationships..............................................         3,592
                                                                                              -----
                                                                                            $ 6,237
                                                                                              -----
                                                                                              -----

         The fair value of assembled workforce and customer relationships was determined by management based upon a third-party appraisal and will be amortized over an estimated life of two years. Amortization expense of these intangible assets was insignificant for the three and nine month periods ended July 3, 1999.

NOTE 7. BUSINESS COMBINATIONS

                                       8 of 45

STARWAVE

         In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition by Infoseek of Starwave, of which Disney was the principal shareholder, through a merger and exchange of shares. The Starwave merger and related transactions were completed on November 18, 1998.

         The acquisition was accounted for under the purchase method of accounting. The purchase price of $917.8 million included $20.0 million of transaction and direct acquisition costs and was allocated to the tangible and intangible assets acquired and liabilities assumed. Intangible assets include the Joint Venture relationships and goodwill which are amortized over an estimated life of 10 years, and developed technology and assembled workforce which are amortized over an estimated useful life of two years. Based on a third-party appraisal, management determined that $72.6 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended January 2, 1999 as a non-recurring charge upon consummation of the acquisition. Amortization expense of intangible assets purchased was approximately $26.5 million and $66.4 million during the three and nine month periods ended July 3, 1999, respectively. Integration costs due to the integration of operations and computer systems are estimated at $7.0 million, of which $3.7 million were expensed as of July 3, 1999. Integration costs do not qualify as liabilities in connection with a purchase business combination and are expensed as incurred.

         Under certain representation agreements by and among Infoseek, Starwave and each of the Joint Ventures entered into in conjunction with the Starwave merger, Starwave is engaged by the Joint Ventures on an exclusive basis in the sale of advertising and other items as designated or approved by the Joint Ventures and to provide additional services, if any, as the Joint Ventures may request. Activities with respect to the sale of advertising on the Joint Ventures' Internet services and other related items include the negotiation, execution, renewal, amendment, modification or termination of advertising and other related contracts. Starwave guarantees to the Joint Ventures a minimum quarterly payment equal to the number of projected page views, multiplied by 80%, multiplied by the minimum revenue rate. The minimum revenue rate is based on the average advertising revenue rate per page view of publicly traded Internet companies involved in activities comparable to those of the Joint Ventures. If a mutually agreeable rate cannot be determined, then the rate will be based on the Joint Ventures' 12 month trailing average.

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

         Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave has a majority voting interest in either Joint Venture. Under each of the respective joint venture agreements, required funding and profits/losses under each Joint Venture are split 60/40 between Starwave and Disney entities, respectively, in loss years and 50/50 in years in which the Joint Venture has net income. The other partners of these Joint Ventures are subsidiaries of ESPN and Disney.

                                       9 of 45

         Under a license agreement entered into by and between Disney and Infoseek, Disney granted to Infoseek a license to exploit the trademarks and web addresses associated with GO Network worldwide, and Infoseek has in return agreed to pay Disney royalties. Royalties are calculated as one percent (1%) of Infoseek's revenues other than revenues derived from software sales and services. Royalties under the license agreement will not be earned or paid until the end of any Infoseek fiscal year in which Infoseek has positive earnings before interest, taxes, and amortization ("EBITA") as defined and royalty payments in any year will not exceed 15% of EBITA in such year.

         The EBITA calculation, which includes amortization expense resulting from the acquisition of both Starwave and Quando, for the three and nine month periods ended July 3, 1999, is as follows (in thousands):

                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   JULY 3, 1999               JULY 3, 1999
                                                                                   ------------               ------------

                  Net loss...............................................                $(51,292)               $(212,186)
                  Interest expense.......................................                      93                      322
                  Amortization of intangibles:
                        Goodwill.........................................                  17,756                   43,396
                        Developed technology.............................                   4,780                   11,256
                        Assembled workforce..............................                   1,952                    4,855
                        Joint Venture relationships......................                   4,463                   11,157
                                                                                        ----------               ----------
                  EBITA..................................................                $(22,248)               $(141,200)
                                                                                        ----------               ----------
                                                                                        ----------               ----------

         Since the license agreement was not in effect for the three and nine month periods ended June 30, 1998, EBITA for these periods is not presented.

QUANDO

         On January 15, 1999, Infoseek completed its acquisition of Quando. Quando creates constantly updated directories of information, including shopping guides, event guides, contact directories, audio clip libraries, review guides and Website rating guides, obtained from the Internet for users to search the Web.

         The acquisition was accounted for under the purchase method of accounting. The purchase price of $20.5 million included $1.5 million of transaction and direct acquisition costs and was allocated to the tangible and intangible assets acquired and liabilities assumed. Intangible assets include developed technology, assembled workforce and goodwill which are amortized over an estimated useful life of two years. Based on a third-party appraisal, management determined that $4.3 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended April 3, 1999 as a charge upon consummation of the acquisition. Amortization expense of intangible assets purchased was approximately $2.5 million and $4.3 million during the three and nine month periods ended July 3, 1999, respectively. Integration costs due to the Quando acquisition are insignificant and are charged to expense as incurred.

SELECTED UNAUDITED PRO FORMA COMBINED INFORMATION

         The following selected unaudited pro forma combined results of operations of Infoseek, Starwave and Quando for the three and nine month periods ended July 3, 1999 and June 30, 1998 have been prepared assuming that the acquisitions had occurred at the beginning of the periods presented. The following selected unaudited pro


                                       10 of 45
forma information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                ------------------                        -----------------
                                                        JULY 3, 1999         JUNE 30, 1998        JULY 3, 1999        JUNE 30, 1998
                                                        ------------         -------------        ------------        -------------

Total revenues.................................             $ 36,142              $ 25,308           $ 102,321             $ 69,576
Operating loss (1)(2)..........................             $(51,885)             $(39,623)          $(156,367)           $(121,048)
Net loss(1)(2)(3)..............................             $(51,292)             $(42,316)          $(156,852)           $(128,158)
Basic and diluted net loss per share(1)(2)(3)..
                                                              $(0.83)               $(0.68)             $(2.54)              $(2.15)
Shares used in computing basic and diluted net
   loss per share..............................               61,952                62,496              61,862               59,720


(1) The operating loss, net loss and net loss per share amounts do not include the $72.6 million and $4.3 million in-process research and development charges relating to the Starwave and Quando acquisitions, respectively.

(2) A pro forma adjustment has been made to operating loss, net loss and net loss per share amounts for the representation rights fee representing the Joint Ventures' revenues less allocated costs of 15% of revenues, plus a 5% profit margin on allocated costs. In addition, a pro forma adjustment has been made to reflect additional costs Starwave would have incurred that were historically incurred by the Joint Ventures.

(3) A pro forma adjustment has been made to reflect Starwave's allocated (60%) losses from the Joint Ventures. The Joint Ventures combined net losses totaled approximately $4.3 million and $16.7 million for the three and nine months ended July 3, 1999, respectively, and approximately $5.7 million and $15.1 million for the three and nine months ended June 30, 1998, respectively. The Joint Ventures combined total assets were approximately $5.6 million and $19.8 million at July 3, 1999 and October 3, 1998, respectively.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         In April 1999, the Company entered into a distribution agreement with Dr. Koop.com, Inc. ("Dr. Koop") under which Dr. Koop became the exclusive provider of health and related content on certain websites of Go Network. In addition, Dr. Koop also became the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the Go.com Health Center and users on Go Network are able to access various health information, services, interactive tools and commerce opportunities through a Go Network/Dr. Koop co-branded website. The term of the distribution agreement is for three years, except that either party may elect to terminate the relationship after two years.

         In consideration for the Company's exclusivity commitment with Dr. Koop and the advertising impressions to be provided to Dr. Koop by the Company, the Company is to receive certain cash payments as defined within the distribution agreement. In addition, the Company also received two warrants to purchase up to 625,000 shares of Dr. Koop common stock at an exercise price of $8.60 per share. Neither warrant is exercisable prior to one year after issuance. The Company recorded the fair value associated with these warrants using a Black-Scholes option-pricing model and will recognize revenues from the amortization of the warrants' fair value ratably over the distribution agreement's commitment period. For the three and nine months ended June 30, 1999, the Company recognized approximately $1.6 million of advertising revenues in connection with the Dr. Koop distribution agreement, of which approximately $0.7 million represented non-cash consideration.

NOTE 9.  INTANGIBLE AND OTHER ASSETS

   Intangible and other assets are comprised of the following (in thousands):

                                                                                           JULY 3, 1999        OCTOBER 3, 1998
                                                                                           ------------        ---------------
                  Developed technology...........................................               $38,242                 $ --
                  Assembled workforce............................................                17,840                   --


                                       11 of 45

                  Goodwill.......................................................               667,602                   --
                  Joint Venture relationships....................................               178,500                   --
                  Customer relationships.........................................                 3,592                   --
                  Other assets...................................................                 1,049                2,765
                                                                                           ------------        ---------------
                                                                                                906,825                2,765
                  Accumulated amortization.......................................               (70,662)                  --
                                                                                           ------------        ---------------
                                                                                               $836,163               $2,765
                                                                                           ------------        ---------------
                                                                                           ------------        ---------------


NOTE 10. SIGNIFICANT AGREEMENTS

         On October 1, 1998, the Company entered into an agreement with Microsoft to become one of five premier providers of search and navigation services on Microsoft's network of Internet products and services. Under the terms of the 12 month Microsoft agreement, the Company is obligated to pay an aggregate of $10.7 million for a guaranteed minimum number of impressions on both Microsoft's Internet Explorer search feature and Microsoft's website. The Company will also pay, based on the number of impressions delivered, for additional impressions on both Internet Explorer and Microsoft's website, up to a maximum of $18.0 million. The obligated amount under the Microsoft agreement is being amortized on a straight-line basis over the one-year term of the agreement, beginning in the quarter ended January 2, 1999, the quarter in which the service was launched. Payments were made in the quarters ended January 2, 1999 and April 3, 1999 in two equal installments, and were included in "Prepaid to Service Providers." For the three and nine month periods ended July 3, 1999, the Company amortized approximately $2.6 million and $8.0 million, respectively.

         On August 28, 1998, Infoseek entered into an agreement with WebTV Networks, Inc. ("WebTV") pursuant to which Infoseek is the exclusive provider of search and directory services to WebTV. Under this two year agreement, Infoseek is responsible for managing advertising sales for all of WebTV's search traffic and the substantial majority of WebTV's current non-search traffic. Pursuant to the agreement, Infoseek is obligated to make cash payments to WebTV totaling $26.0 million over a two year period, with $0.5 million paid upon the signing of the agreement, $14.5 million paid in advance for the first five quarters upon mutual acceptance of the technology by both parties, and the remaining $11.0 million to be paid ratably over the last three quarters of the agreement term. On October 1, 1998, Infoseek and WebTV agreed on the technology; however, cash was not paid until the quarter ended January 2, 1999. The payments under the WebTV agreements are being amortized on a straight-line basis over the period covered by the payment. Such payments by Infoseek are subject to reimbursement depending on the number of impressions delivered over the life of the agreement. Infoseek is to receive all of the revenue generated from such advertising sales up to a pre-determined amount that is in excess of Infoseek's total payment obligations to WebTV under the agreement, with allocations of such revenue between Infoseek and WebTV being made beyond this pre-determined amount. For the three and nine month periods ended July 3, 1999, the Company incurred approximately $3.2 million and $9.7 million of sales and marketing expenses, respectively, related to the WebTV agreement. There can be no assurance that Infoseek will be able to sell the available advertising inventory of WebTV under this agreement or be able to collect the receivables resulting from such advertising sales. This could have a material adverse effect on Infoseek's business, results of operations and financial condition.

NOTE 11. PROMISSORY NOTE FROM STOCKHOLDER

         In conjunction with the Starwave acquisition, Disney, an approximately 42% stockholder of Infoseek, delivered a promissory note in the principal amount of $139.0 million payable to Infoseek. The promissory note bears interest on the principal amount outstanding at a rate of 6.5% per annum and is payable in twenty quarterly principal installments, beginning on February 18, 1999, of $6.9 million, with the final payment due on November 18, 2003. The promissory note, together with accrued and unpaid interest, may be paid in whole or in


                                       12 of 45
part without premium or penalty at any time. The Company earned approximately $2.1 million and $5.4 million of interest income related to this promissory note in the three and nine month periods ended July 3, 1999.

NOTE 12. SEGMENT INFORMATION

         The Company predominantly operates in one business segment-providing Internet search and navigation products and services for which the Company receives advertising revenues from its customers. Advertising revenues for the three month periods ended July 3, 1999 and June 30, 1998 were approximately $33.2 million and $15.3 million, respectively. Advertising revenues for the nine month periods ended July 3, 1999 and June 30, 1998, were approximately $87.9 million and $40.0 million, respectively.

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

         Total revenues generated from U.S. customers for the three month periods ended July 3, 1999 and June 30, 1998 were approximately $35.3 million and $16.8 million, respectively. Total revenues generated from U.S. customers for the nine month periods ended July 3, 1999 and June 30, 1998 were approximately $93.4 million and $43.6 million, respectively. Total revenues generated from foreign customers for each of the three month periods ended July 3, 1999 and June 30, 1998 totaled approximately $0.8 million and $0.3 million, respectively. Total revenues generated from foreign customers for the nine month periods ended July 3, 1999 and June 30, 1998 were approximately $2.5 million and $0.6 million, respectively.

NOTE 13. CONTINGENCIES, RISKS AND UNCERTAINTIES

         From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         On January 26, 1999, Civix-DDI, LLC, filed a complaint against Infoseek Corporation and nineteen other defendants, Civil Action No. 99-B-172 in the United States District court for the District of Colorado claiming patent infringement of U.S. Patent No. 5,682,525. The patent suit claims infringement of an electronic mapping system and seeks unspecified damages and a preliminary injunction. Infoseek denies any infringement and continues to defend against the claims.

         On February 18, 1999, GoTo.Com, Inc. filed a complaint GOTO.COM, INC. V. THE WALT DISNEY COMPANY, DISNEY ENTERPRISES, INC., INFOSEEK CORPORATION, AND MONTROSE CORPORATION, Civ. No. 99-01674 TJH, in the United States District Court for the Central District of California. The complaint alleges that the defendants' use of the GO NETWORK Green Traffic Light Logo is confusingly similar to the plaintiff's unregistered GOTO.COM Logo. The complaint seeks an unspecified amount of damages and a preliminary and permanent injunction against the use of the logo. The Company denies all the material allegations of the complaint and is defending against them.

         On May 11, 1999, Internet Shopping Network, LLC filed a complaint against Infoseek Corporation, Steven Kirsch, Harry Motro, Bhagwan D. Goel, Civ. No. CV 781824, in the Superior Court of California, Santa Clara County alleging misappropriation of trade secrets; breach of fiduciary duty; breach of contract; tortious interference with contract; unfair competition, conversion, and conspiracy. The suit demands an unspecified amount of damages and a preliminary injunction. The Company and the individual defendants deny all claims.


                                       13 of 45

         The costs of defending these cases and their ultimate outcomes are uncertain and cannot be estimated. There can be no assurance that Infoseek will prevail in these cases, or that the result will not have a material adverse effect on Infoseek's financial position or results of operations.

         Infoseek anticipates that its current cash and other available sources of funds will last through December 31, 1999. If the merger with Disney does not occur, then Infoseek will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Infoseek will be reduced. Newly issued securities may have rights, preferences or privileges senior to those of the holders of Infoseek's Common Stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. The estimated period of available funds to meet its capital requirements and other commitments is a forward-looking statement that involves risks and uncertainties. There can be no assurance that Infoseek will be able to meet its working capital and other cash requirements after December 31, 1999 without Disney's support.

NOTE 14. SUBSEQUENT EVENTS

         On July 10, 1999, Disney, Bingo Acquisition Corp. ("Acquisition Company"), a wholly owned subsidiary of Disney, and Infoseek entered into an Agreement and Plan of Reorganization, pursuant to which, subject to the terms and conditions set forth therein, Acquisition Company will merge (the "Merger") with and into Infoseek, with Infoseek as the surviving corporation in the Merger. As a result of the Merger, (i) each outstanding share of Infoseek common stock, par value $0.001 per share ("Infoseek Common Stock"), other than shares of Infoseek Common Stock owned by Disney and Disney Enterprises, Inc. ("DEI"), a wholly owned subsidiary of Disney, will be converted into 1.15 shares of a new class of Disney common stock, par value $0.01 per share, which will track the economic performance of Infoseek and certain Disney assets to be contributed by Disney and its affiliates (the "Internet Group"), (ii) each outstanding share of Infoseek Common Stock owned by Disney will remain outstanding, (iii) each outstanding share of Infoseek Common Stock owned by DEI will be converted into shares of a new series of Disney voting preferred stock and (iv) Infoseek will become a direct wholly owned subsidiary of Disney. Disney will retain an approximately 72% interest in the economic performance of the Internet Group.

         On July 12, 1999, KOTRIN V. INFOSEEK CORP., ET AL., Civ. A. No.17285NC, one of a number of similar purported stockholder class action complaints, was filed in the Delaware Court of Chancery against Infoseek, its board of directors, and Disney. On July 15 and July 16, 1999, respectively, MICHAEL RICHARDS V. INFOSEEK CORP., ET AL, Case No. CV783265 and MICHAEL BASTA V. INFOSEEK CORP., ET AL., Case No. CV783282, both of which are stockholder class action complaints, were filed in the Superior Court of the State of California, Santa Clara County. All actions allege similar breaches of fiduciary duty and seek to enjoin the proposed merger and the related transactions as unfair to Infoseek's stockholders. Infoseek believes that each of the stockholder class action complaints received to date is without merit, and Infoseek intends to vigorously defend itself against each of such claims.

                                       14 of 45

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 24 of this Quarterly Report on Form 10-Q, including, without limitation, those entitled "-The Proposed Merger with Disney Involves Risks and Uncertainties and May Not Be Completed," "-Accounting Charges From Acquisitions Will Delay and Reduce Profitability," "-Infoseek's Financial Results Will Vary," "-If Infoseek Does Not Renew Existing or Enter Into New Agreements Which Result in User Traffic, or If Sites That Provide Traffic to Infoseek are Not Successful, Infoseek's Revenues May Decrease," "-Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future," "-If Infoseek Does Not Achieve Revenue Minimums Under Representation Agreements, It May Incur Additional Losses Under These Agreements," and "-If Internet Advertising and Related Sponsorships of Infoseek's Services Are Not Accepted, Infoseek's Revenues Will Be Adversely Affected." The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

EXPLANATORY NOTE

         On January 28, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest September 30. This Quarterly Report presents financial information for the third quarter of fiscal 1999, beginning April 4, 1999 and ending July 3, 1999. This Quarterly Report also presents financial information for the first nine-month period of fiscal 1999, beginning October 4, 1998, and ending July 3, 1999. The unaudited results of operations of the Company for the three month periods ended July 3, 1999 and June 30, 1998, both contained 91 days. The unaudited results of operations and cash flows of the Company for the nine month periods ended July 3, 1999 and June 30, 1998, both contained 273 days.

         Prior to November 18, 1998, Infoseek Delaware was a wholly owned subsidiary of Infoseek California. Infoseek Delaware, the Registrant with the Securities and Exchange Commission, did not conduct business activities prior to November 18, 1998. Since November 18, 1998, Infoseek Delaware's business has primarily consisted of holding the capital stock of Infoseek California, Starwave Corporation ("Starwave"), Quando, Inc. ("Quando"), and after June 28, 1999, Infoseek Japan Holding Corporation and Infoseek Japan KK (collectively, "Infoseek Japan"). Accordingly, this Quarterly Report on Form 10-Q presents financial information of Infoseek for the three and nine month periods ended July 3, 1999, including the combined results of operations of Starwave from November 18, 1998, the combined results of operations of Quando from January 15, 1999, and the combined results of operations of Infoseek Japan from June 28, 1999. The acquisitions of Starwave and Quando were accounted for under the purchase method of accounting. As a result, information presented herein may not be comparable to results in previous quarters.

INFOSEEK OVERVIEW

         Infoseek was formed in August 1993 to develop and provide Internet and World Wide Web search and navigational services. From its inception to March 31, 1995, Infoseek's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, research and development, and the negotiation and execution of an agreement to license an information retrieval search engine.


                                       15 of 45

         Infoseek introduced its first products and services in 1995. Through September 1997, Infoseek's strategic focus was on developing its capabilities as an Internet search and navigation service. After that time, the Company began to execute a new strategy of building Infoseek brand awareness; creating a richer viewer experience; maximizing value for Infoseek's advertisers; providing intranet search products; and enhancing Infoseek's search and navigation services, (the "Infoseek Service").

         Beginning in early 1997, Infoseek began to license its Ultraseek Server product to corporate customers for use on their intranet and public website search applications. Gross margins from licensing Ultraseek are somewhat higher than those for advertising revenues.

         In October 1997, Infoseek launched an enhanced version of the Infoseek Service, with easy to navigate "centers" (formerly called "channels" and now numbering 19) that integrate search results with relevant information, services, products and communities on the Internet. The Infoseek Service provides Infoseek with a platform for creating content and marketing partnerships that enrich the viewer's experience while enabling advertisers, sponsors and partners to more effectively target viewers.

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

         A majority of Infoseek's revenues have been generated from the sale of advertising and sponsorships. Infoseek expects to continue to derive a majority of its revenues from selling advertising and related products and engaging in electronic commerce activities for the foreseeable future. Advertising revenues are tightly related to the amount of traffic on Infoseek's services, which is seasonal and inherently unpredictable. Accordingly, future sales and operating results are difficult to forecast.

         Infoseek has in the past relied on the purchase of traffic from entities such as Netscape, Microsoft, WebTV and others as a significant portion of Infoseek's total traffic. Average daily pageviews for the three month period ended July 3, 1999 averaged 52 million for go.com and the Company's other sites including Infoseek's Joint Ventures, ABCNews.com and ESPN.com. For the three and nine month periods ended July 3, 1999, purchased traffic including traffic from Netscape, Microsoft and WebTV and others, accounted for 16% and 18% of total daily pageviews, respectively, compared to 30% and 35% for the three and nine month periods ended June 30, 1998, respectively. Infoseek's traffic purchase agreements generally have terms of one year or less. The agreement with Netscape was terminated in June 1999. The Microsoft agreement is scheduled to terminate on September 30, 1999. In order to increase brand awareness of GO Network, (the successor to the Infoseek Service), build brand loyalty and develop alternative traffic sources, Infoseek is planning to continue its promotional program for GO Network. Although Infoseek has been successful in generating traffic from GO Network, Infoseek cannot assure you that the loss of traffic from Microsoft and Netscape will not result in reduced advertising revenues in the short term.

         In June 1998, Infoseek entered into agreements with Starwave and Disney relating to an acquisition of Starwave, of which Disney was the principal shareholder, by Infoseek through a merger and exchange of shares (the "Starwave Acquisition") pursuant to an Agreement and Plan of Reorganization (the "Starwave Merger Agreement"). The transactions contemplated by the Starwave Merger Agreement were completed on November 18, 1998. The Starwave Acquisition is being accounted for as a purchase transaction. The purchase price is being allocated to the acquired assets and liabilities of Starwave. An in-process research and development charge of approximately $72.6 million was recorded in the quarter ended January 2, 1999. In addition, intangible assets related to developed technology and assembled workforce of approximately $45.2 million are being amortized over two years. Intangible assets relating to goodwill and the Joint Ventures of approximately $656.5 million and $178.5 million, respectively,


                                       16 of 45
are being amortized over ten years. Infoseek began the amortization of each of these intangible assets in the quarter ended January 2, 1999.

         Infoseek is incurring increased operating expenditures associated with the expanded operations resulting from the transaction, as well as the continued development and promotion of GO Network. In this regard, Infoseek has agreed to use commercially reasonable efforts to meet certain spending requirements for GO Network pursuant to the terms of a license agreement between Infoseek and Disney related to GO Network (the "License Agreement"). These spending requirements for GO Network for the first three years are $40.5 million, $58.3 million and $64.8 million, respectively. In addition, pursuant to a promotional services agreement (the "Promotional Services Agreement"), Infoseek has agreed to purchase $165.0 million in promotional services over a five-year period for GO Network. The amounts spent on the purchase of promotional services under the Promotional Services Agreement apply towards the spending requirements under the License Agreement. As a result, Infoseek's profitability is expected to be delayed beyond the time when Infoseek, prior to consummating the Disney Transaction, may have otherwise achieved profitability. In addition, the size and complexity of the Disney Transaction, the launch of GO Network and the rapid pace of the change and development in the Internet market make it difficult to predict future results. See "Risk Factors-Infoseek Has Had Losses in the Past and Has Difficulty Predicting Future Results But Expects Fluctuations and Losses in the Future."

         In connection with the acquisition of Starwave, Infoseek acquired Starwave's interests in the ABCNews Joint Venture and ESPN Joint Venture with affiliates of Disney and ESPN, respectively. Under each of the respective joint venture agreements, required funding and profits/losses under such Joint Ventures are split 60/40 between the Starwave and Disney entities, respectively, in loss years and 50/50 in years in which the Joint Ventures each has net income.

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

         Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave has a majority voting interest in either Joint Venture.

         In July 1998, the Company entered into an agreement to acquire Quando for shares of Infoseek's Common Stock. On January 15, 1999, Infoseek completed its acquisition of Quando in a tax-free reorganization in which a


                                       17 of 45
wholly-owned subsidiary of Infoseek was merged directly into Quando. The acquisition of Quando was accounted for as a purchase transaction. Infoseek incurred an in-process research and development charge of approximately $4.3 million in the quarter ended April 3, 1999 in connection with this transaction. In addition, intangible assets related to goodwill, developed technology and assembled workforce were approximately $19.7 million, which are being amortized over two years. Infoseek began the amortization of each of these intangible assets in the quarter ended April 3, 1999.

         In January 1999, Infoseek launched the premier version of GO Network. GO Network is a comprehensive Internet gateway that combines branded content from media leaders, search and navigation with directories of relevant information and content sites, and community applications for communicating shared interests such as chat and message boards. In addition, GO Network facilitates the purchase of related goods and services. GO Network has several unique features, such as universal registration and navigation, universal personalization, and GOguardianTM and security. GO Network also offers content from Disney and its affiliates, including ABC News and ESPN. Infoseek incorporated the contents of the Infoseek Service in GO Network and transferred users from the Infoseek Service to GO Network over time.

         During the quarter ended July 3, 1999, Infoseek launched, upgraded and expanded a number of GO Network's content centers to provide users with richer and easier-to-find content. For example, GO Broadcast taps into the vast array of streaming video and audio news and entertainment from ESPN cable television and ABC Radio. GO Food and Drink allows members to search the extensive CuisineNet database to find restaurants by price range, cuisine type and neighborhood. GO Health, in association with drkoop.com, offers users across multiple sites in GO Network the ability to search reliable health information. In addition, the Company expanded its international presence by launching Infoseek Germany (http://www.infoseek.de). The new full portal gives German Internet users leading content and services from local media partners, as well as leading search and navigation capabilities from Infoseek. Further, Infoseek also acquired certain assets of Digital Garage, Inc., its commercial distribution partner in Japan. Along with the business assets, Infoseek gained key local management and significant market presence. In the quarter ending October 2, 1999, the Company expects to further enhance GO Network users' experience by offering new services, such as personal/group calendaring, an invitation service, an Education Center, a Romance/Relationship Center, and a significant upgrade to its e-mail product.

         For the quarter ending October 2, 1999, the Company expects a modest increase in revenue compared to the quarter ended July 3, 1999. However, management expects a significant sequential increase in advertising expenses in the quarter ending October 2, 1999 as the Company expands its brand awareness efforts. Since 1997, Infoseek has significantly increased its operating expenses as a result of a substantial increase in its sales and marketing operations, development of new distribution channels, broadening of its customer support capabilities and funding greater levels of research and product development. Infoseek's ability to resume and sustain revenue growth is substantially reliant, among other things, on:

         - Its ability to acquire and retain users on GO Network through effective promotions and improvement of the service and user experience.

         - Converting this increased number of users to more pageviews and revenue.

         - Disney's continued focus on its Internet strategy and GO Network's key role in that strategy.

         -   Successfully launching various elements of its commerce strategy.


                                       18 of 45

         There can be no assurance that Infoseek will be successful in implementing or continuing these actions. If Infoseek is not able to implement or continue the above, its business, results of operations, financial condition and prospects could be seriously harmed. See Risk Factors on page 24.

         On July 10, 1999, Disney, Bingo Acquisition Corp. ("Acquisition Company"), a wholly owned subsidiary of Disney, and Infoseek entered into an Agreement and Plan of Reorganization, pursuant to which, subject to the terms and conditions set forth therein, Acquisition Company will merge (the "Merger") with and into Infoseek, with Infoseek as the surviving corporation in the Merger. As a result of the Merger, (i) each outstanding share of Infoseek common stock, par value $0.001 per share ("Infoseek Common Stock"), other than shares of Infoseek Common Stock owned by Disney and Disney Enterprises, Inc. ("DEI"), a wholly owned subsidiary of Disney, will be converted into 1.15 shares of a new class of Disney common stock, par value $0.01 per share, which will track the economic performance of Infoseek and certain Disney assets to be contributed by Disney and its affiliates (the "Internet Group"), (ii) each outstanding share of Infoseek Common Stock owned by Disney will remain outstanding, (iii) each outstanding share of Infoseek Common Stock owned by DEI will be converted into shares of a new series of Disney voting preferred stock and (iv) Infoseek will become a direct wholly owned subsidiary of Disney. Disney will retain an approximately 72% interest in the economic performance of the Internet Group.

         The acquisitions of Starwave, Quando, and the combination with Disney's Internet business are large and complex. Infoseek has and may further be required to reorganize its operations in order to operate more efficiently. Due to the complexity and scale of Infoseek's recent acquisitions and proposed future combination with Disney's Internet business, Infoseek's operating plans and forecasts, including its projected business outlook, and Infoseek's operating objectives, are subject to frequent revision. Future events and plans may cause Infoseek to dramatically revise its business objectives and estimates of profitability. Infoseek cannot assure you it will be able to adequately address the challenges of the Internet market and the complexity of its recent acquisitions and proposed future combination with Disney's Internet business.

         Further increases in research and development, and sales and marketing expenses are planned in the future. The Company plans to continue to enhance the features in GO Network and devote substantial resources to develop e-commerce. In addition, the Company anticipates that it will continue to incur significant promotional expenses to build brand loyalty. Although Infoseek has experienced significant revenue growth since 1997, there can be no assurance that this growth rate will be sustained, that revenues will continue to grow or that Infoseek will achieve profitability. Infoseek's estimates of revenue and expenses for future periods are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of a number of factors, including those set forth below and including "Risk Factors-If GO Network is Not Successful, Infoseek's Business Would Be Seriously Harmed," "-Infoseek May Encounter Difficulties in Integrating Future Acquisitions", and "-Infoseek's Financial Results Will Vary".

         Infoseek's significant growth and limited operating history in a rapidly evolving industry make it difficult to manage operations and predict future operating results. Infoseek has incurred significant net losses since inception and expects to incur substantial additional losses. As of July 3, 1999, Infoseek had an accumulated deficit of approximately $265.9 million. Infoseek and its prospects must be considered in light of Disney's continued focus on its Internet strategy, and the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.

         As a result of Infoseek's limited operating history as well as the recent emergence and rapid pace of change and development of both the Internet and intranet markets addressed by Infoseek, Infoseek has neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or plan operating expenses. Infoseek expects that its results of operations may also fluctuate significantly in the future as a result of a variety of factors. These factors include: Disney's continued focus on its Internet strategy; the Starwave


                                       19 of 45
and Quando Acquisitions; the continued development of GO Network; the continued rate of growth; usage and acceptance of the Internet and intranets as information media; the rate of acceptance of the Internet as an advertising medium and a channel of commerce; demand for Infoseek's products and services; the budgeting cycle on advertising for individual advertisers; the introduction and acceptance of new, enhanced or alternative products or services by Infoseek or by its competitors; Infoseek's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; Infoseek's ability to attract, retain and motivate qualified personnel, initiation, implementation, renewal or expiration of significant contracts with significant customers and service providers; pricing changes by Infoseek or its competitors; specific economic conditions in the Internet and intranet markets; general economic conditions; and other factors.

RESULTS OF OPERATIONS

         For the Three and Nine Month periods ended July 3, 1999 and June 30, 1998.

TOTAL REVENUES

         Infoseek's total revenues for the three and nine month periods ended July 3, 1999 were approximately $36.1 million and $96.0 million, respectively. Revenues consisted primarily of advertising derived from banner and sponsorship sales, and revenues Starwave recognizes on the sale of advertising and other services for the Joint Ventures under the representation agreements. Infoseek also earned revenue from licensing its Ultraseek server product. Total revenues for the three and nine month periods ended July 3, 1999 represent a 112% and 117% increase, respectively, over total revenues for the three and nine month periods ended June 30, 1998, of approximately $17.1 million and $44.2 million, respectively. The revenue growth over the respective prior year periods is primarily attributable to increased advertising revenues resulting from increased use of the Internet by consumers and acceptance of the Internet as an advertising and commerce medium, and increased viewer traffic on GO Network. For the three month periods ended July 3, 1999 and June 30, 1998, average daily pageviews were approximately 52 million and 21 million, respectively. For the nine month periods ended July 3, 1999 and June 30, 1998, average daily pageviews were approximately 43 million and 18 million, respectively. Compared to the second quarter ended April 3, 1999, total revenues for the quarter ended July 3, 1999 increased by 22%. The increase in revenues was due to increase in advertising and sponsor revenues. Infoseek's current business model is to generate revenues through the sale of advertising and related items on the Internet. There can be no assurance that current advertisers will continue to purchase advertising space, sponsorships and services from Infoseek or that Infoseek will be able to successfully attract additional advertisers.

HOSTING, CONTENT AND WEBSITE COSTS

         Hosting, content and website costs were approximately $26.8 million and $62.2 million for the three and nine month periods ended July 3, 1999, respectively. Hosting, content and website costs consist primarily of representation rights fees paid to the Joint Ventures, amortization of intangibles relating to hosting, content and website costs and the costs associated with the enhancement, maintenance and support of Infoseek's websites and the Joint Ventures' websites, including telecommunications costs, equipment depreciation and related support services. Hosting, content and website costs also include costs associated with the licensing of certain third-party technologies and content. Hosting, content and website costs for the three and nine month periods ended July 3, 1999, represent a 962% and 842% increase, respectively, over the costs for the three and nine month periods ended June 30, 1998 of approximately $2.5 million and $6.6 million, respectively. The increase over the respective prior year periods was primarily due to amortization charges from the Starwave and Quando acquisitions, the representation rights fees and increases in royalties due to additional traffic during the period. Compared to the second quarter of fiscal 1999, hosting, content and website costs increased by 21%, mainly due to an increase in representation rights fees paid by Starwave to the Joint Ventures and an increase in traffic hosted by the Company. Management expects its hosting, content and website costs will continue to increase due to obligations under the

                                       20 of 45
representation agreements. In addition, management plans to continue to upgrade equipment and maintenance, provide personnel support, and to add content partners to meet the growing demands for web services.

RESEARCH AND DEVELOPMENT

         Research and development costs were approximately $9.5 million and $21.9 million for the three and nine month periods ended July 3, 1999, respectively. Research and development expenses consist of personnel costs, consulting fees and equipment depreciation. Research and development costs for the three and nine month periods ended July 3, 1999 represent a 258% and 221% increase, respectively, over the costs for the three and nine month periods ended June 30, 1998 of approximately $2.7 million and $6.8 million, respectively. The increase over the respective prior year periods is attributable to the development and launch of GO Network, enhancements related to the Joint Ventures' websites and the development and implementation of new technology and products. Compared to the second quarter of fiscal 1999, research and development costs increased by 21%, primarily due to the increase in headcount and expenses related to development of additional features in GO Network such as GO Shopping, GO Money and GO Computing. Management plans to continue to add new features to GO Network. The Company devoted significant resources to the development of e-commerce in the quarter ended July 3, 1999. Management believes development of additional e-commerce features is vital for the Company to remain competitive in its industry. Management anticipates that it will continue to devote substantial resources to product development, especially related to GO Network and e-commerce. These costs are expected to continue to increase in dollars in future periods.

SALES AND MARKETING

         Sales and marketing costs were approximately $28.8 million and $86.0 million for the three and nine month periods ended July 3, 1999, respectively. Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional expenses and other marketing related costs. Sales and marketing costs for the three and nine month periods represent a 143% and 151% increase, respectively, over the costs for the three and nine month periods ended June 30, 1998, of approximately $11.9 million and $34.2 million, respectively. The increase over the respective prior year periods is primarily the result of expenses related to an increase in promotional and advertising activity including television and other media advertising campaigns in the amount of $4.6 million and $8.6 million for the three and nine month periods ended July 3, 1999, respectively; the WebTV transaction, costs related to purchased traffic from Netscape and Microsoft; and the hiring of additional sales and marketing personnel. Compared to the second quarter of fiscal 1999, sales and marketing costs increased by 4%. Management expects to increase promotional and advertising spending, and anticipates hiring additional sales representatives in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative costs were approximately $5.1 million and $18.1 million for the three and nine month periods ended July 3, 1999, respectively. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services. General and administrative costs for the three and nine month periods ended July 3, 1999 represent a 147% and 216% increase, respectively, over the costs for three and nine month periods ended June 30, 1998, of approximately $2.1 million and $5.7 million, respectively. The increase over the respective prior year periods is the result of the integration costs associated with the Starwave acquisition, costs associated with enhancements to financial and business systems, additional administrative and executive headcount and additional infrastructure to manage the expansion of the business. Compared to the second quarter of fiscal 1999, general and administrative expenses decreased by 16%. The decrease is primarily due to the lower consulting expenses relating to system integration and reorganization of the Company as a result of the Starwave acquisition in the third quarter of 1999 compared with


                                       21 of 45
the second quarter of fiscal 1999, and the reduction of headcount due to the elimination of redundancies as a result of the Starwave acquisition during the third quarter of fiscal 1999.

AMORTIZATION OF INTANGIBLES

         As the Starwave and Quando acquisitions were accounted for using the purchase method, the Company recorded intangible assets of approximately $656.5 million related to goodwill, and approximately $178.5 million related to the Joint Ventures (in the Starwave acquisition), each of which are being amortized over 10 years. The Company also recorded intangible assets of approximately $11.1 million related to goodwill for the Quando acquisition, which is being amortized over two years. In addition, approximately $53.9 million of intangible assets related to developed technology and assembled workforce were recorded. Developed technology and assembled workforce are being amortized over two years. For the three and nine month periods ended July 3, 1999, the Company incurred approximately $29.0 million and $70.7 million, respectively, in amortization expenses related to intangibles. Of the $29.0 million and $70.7 million amortization charges for the three and nine month periods ended July 3, 1999, approximately $9.8 million and $23.7 million, respectively, related to hosting, content and website costs; approximately $0.7 million and $1.8 million, respectively, related to sales and marketing costs; approximately $0.4 million and $1.1 million, respectively, related to general and administrative costs; approximately $0.3 million and $0.7 million, respectively, related to research and development costs; and approximately $17.8 million and $43.4 million, respectively, related to goodwill.

         In connection with the acquisition of certain assets from Digital Garage, Inc. on June 28, 1999, the Company recorded intangible assets of approximately $2.2 million related to assembled workforce and approximately $3.6 million related to customer relationships as of July 3, 1999. These intangible assets are being amortized over a two year useful life. The amortization of these intangible assets resulted in insignificant expense during the three and nine month periods ended July 3, 1999.

IN-PROCESS RESEARCH AND DEVELOPMENT

         For the nine month period ended July 3, 1999, Infoseek incurred charges for in-process research and development of approximately $76.9 million, as a result of the Starwave and Quando acquisitions.

LOSS FROM JOINT VENTURES

         Each of the Joint Ventures is accounted for under the equity method since neither Infoseek nor Starwave have a majority voting interest in either Joint Venture. Under each of the joint venture agreements, losses from the Joint Ventures are split 60/40 between Starwave and Disney entities, respectively. For the three and nine month periods ended July 3, 1999, Infoseek's share of losses were approximately $2.6 million and $8.0 million, respectively.

INTEREST INCOME, NET

         For the three month periods ended July 3, 1999 and June 30, 1998, Infoseek earned net interest income of approximately $3.2 million and $0.8 million, respectively. For the nine month periods ended July 3, 1999 and June 30, 1998, Infoseek earned net interest income of approximately $8.4 million and $1.5 million, respectively. The increase in net interest income for the three and nine month periods ended July 3, 1999 is primarily the result of an increase in available cash resulting from proceeds from the Disney transaction and interest earned from the Disney note receivable.


                                       22 of 45

INCOME TAXES

         Due to Infoseek's loss position, no provision for income taxes was provided for any of the periods presented. At October 3, 1998, Infoseek had federal and state net operating loss carryforwards of approximately $40.0 million and $17.0 million, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2013, and the state net operating loss carryforwards will expire in the years 1999 through 2013. Certain future changes in the share ownership of Infoseek, as defined in the Tax Reform Act of 1986 and similar state provisions may restrict the utilization of these carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of Infoseek. As of July 3, 1999, the Company recorded deferred tax liabilities totaling $45.1 million, related primarily to the recording of certain intangibles resulting from the Starwave and Quando acquisitions.

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

         Infoseek management has conducted a review of Infoseek's exposure to the year 2000 problem. Infoseek is working with its major computer systems, data feed and software vendors to determine if they are prepared for the year 2000. Based on Infoseek's internal review and discussions with these vendors, Infoseek currently believes that its internal systems are year 2000 compliant or will be made so with only minor modifications. However, Infoseek has begun replacing several internal systems as part of a conversion to improved financial and business systems in fall 1999. Infoseek does not expect to incur significant expenses or to have to purchase additional computer systems to avoid the year 2000 problem for either Infoseek's internal information technology systems or Infoseek's products and services.

         Despite Infoseek's review, the effects of the year 2000 problem are still very uncertain. Infoseek cannot assure you that its vendors' representations are accurate. Infoseek is in the process of investigating year 2000 compliance by third parties. In situations where vendors are not year 2000 compliant, they will be replaced, if possible, by alternate sources that are year 2000 compliant. However, Infoseek does not have any control over these third parties' compliance. For example, if a link on GO Network or the Infoseek search service points to a website that is not year 2000 compliant, that link may not be available to users. Thus, the Infoseek services may offer fewer features. If many linked sites fail, the value of user traffic and advertising on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, Infoseek's business and operations could suffer serious harm or be required to expend resources to resolve these problems. Infoseek does not currently have a contingency plan to address this risk. However, a contingency plan is in the process of being developed, and is expected to be completed by September 1999. If Infoseek's systems are not year 2000 compliant, although Infoseek does not expect any of the following to occur, it may not be able to input financial data or generate reports and could lose data in its management information and advertising management systems. In addition, users of its services could experience reduced functionality and potentially lose stored user data.

         If Infoseek or any of its viewers, customers, linked sites, advertisers, vendors or other third parties are not year 2000 compliant, Infoseek's business, results of operations, financial condition and prospects could be seriously harmed.


                                       23 of 45

LIQUIDITY AND CAPITAL RESOURCES

         At July 3, 1999, Infoseek had approximately $86.5 million in cash, cash equivalents and short-term investments, an increase of approximately $34.6 million from October 3, 1998.

         For the nine month period ended July 3, 1999, operating activities used cash of approximately $38.8 million due primarily to Infoseek's net loss partially offset by non-cash charges for depreciation and amortization and the write-off of in-process technology. For the nine month period ended June 30, 1998, operating activities used cash of approximately $0.2 million due primarily to the Company's net loss and increase in accounts receivable, partially offset by increases in the Company's current liabilities. For the nine month period ended July 3, 1999, investing activities used cash of approximately $22.4 million primarily related to the purchase of available-for-sale securities and property and equipment, partially offset by the proceeds from sales and maturities of available-for-sale securities. For the nine month period ended June 30, 1998, investing activities used cash of approximately $45.8 million primarily related to the purchase of available-for-sale securities. Financing activities generated cash of approximately $93.9 million in the nine month period ended July 3, 1999, primarily from the issuance of Common Stock. Financing activities generated cash of approximately $44.1 million in the nine month period ended June 30, 1998, primarily from the issuance of Common Stock.

         Infoseek has cash commitments to Microsoft and WebTV in connection with certain agreements. Infoseek also has commitments to promote GO Network pursuant to a promotional services agreement with Disney and to make guaranteed minimum payments under representation agreements with the Joint Ventures. In addition, Infoseek has minimum funding commitments for GO Network pursuant to a product management agreement with Disney. Further, Infoseek has license royalty commitments to Disney when it obtains positive EBITA, and has obligations to provide funding to the Joint Ventures. Infoseek also has funding commitments under operating lease agreements and expects to continue to incur significant capital expenditures to support its business. Infoseek currently anticipates that its cash, cash equivalents, short-term investments and cash flows generated from advertising revenues will be sufficient to meet its anticipated needs for working capital and other cash requirements through December 31, 1999. However, Infoseek may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Infoseek's estimate of the time period through which its cash and other sources of funds will be sufficient to fund its operations is a forward-looking statement subject to risks and uncertainties. See "Risk Factor - Infoseek Will Need More Financing."

         Infoseek anticipates that its current cash and other available sources of funds will last through December 31, 1999. If the merger does not occur, then Infoseek will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Infoseek will be reduced. Newly issued securities may have rights, preferences or privileges senior to those of the holders of Infoseek's Common Stock. There can be no assurance that additional financing will be available on terms favorable to Infoseek, or at all. If adequate funds are not available or are not available on acceptable terms, Infoseek's ability to fund current operations, fund expansion, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on Infoseek's business, results of operations, financial condition and prospects. The estimated period of available funds to meet its capital requirements and other commitments is a forward-looking statement that involves risks and uncertainties. There can be no assurance that Infoseek will be able to meet its working capital and other cash requirements after December 31, 1999 without Disney's support.

RISK FACTORS


                                       24 of 45

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

         THE PROPOSED MERGER WITH DISNEY INVOLVES RISKS AND UNCERTAINTIES AND MAY NOT BE COMPLETED

         Infoseek has recently entered into an agreement with Disney under which Disney proposes to acquire the remaining shares of Infoseek in a merger transaction, in exchange for a newly issued class of Disney common stock which will track the economic performance of Infoseek and certain Disney assets to be contributed by Disney and its affiliates. Details of the merger and the related risks and uncertainties related to the merger and the new class of Disney common stock will be described in a proxy statement which will be mailed to all Infoseek and Disney stockholders in the future. The merger is subject to a number of conditions which must be satisfied or waived before the merger can take place, including approval by Infoseek and Disney stockholders. Infoseek cannot assure you that the merger will occur or the performance of the combined company will be favorable to Infoseek stockholders, and that the pendency of the merger will not have an adverse effect on Infoseek in the interim.

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


                                       25 of 45

         Infoseek licenses the GO Network trademark from Disney. This license may be terminated by Disney under certain circumstances. If Disney terminates the license, GO Network would be severely harmed. Also, if Disney does not protect the GO Network trademark against infringement or if this trademark infringes the rights of others, the value of the trademark would be diminished and GO Network would be harmed. See "Third Parties May Prevent Infoseek From Developing Its Intellectual Property."

         Although Disney has generally agreed not to compete with Infoseek in certain limited geographic and product areas, Disney may enter into transactions with any of Infoseek's competitors or provide Disney content to Infoseek's competitors. Disney currently provides some of its content to competitors of Infoseek and maintains a number of websites which are not expected to be linked to GO Network. Infoseek cannot assure you that Disney will not compete with GO Network.

         Disney and Infoseek are currently engaged in litigation brought by a competitor regarding the GO Network logo. Although Disney and Infoseek deny all the material allegations of the complaint and are defending against it, Infoseek cannot assure you that Infoseek will continue to be able to use the GO Network name and logo. There can be no assurance that Disney and Infoseek will succeed in defending against the complaint; and even if successful, will not incur significant litigation costs which will result in continued operating losses and delay in Infoseek's achievement of profitability.

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

         -        amortization of intangible assets:

                  1.       developed technology and assembled workforce of
                           Starwave: $45.2 million amortized over a two-year period beginning November 18, 1998

                  2.       developed technology and assembled workforce of
                           Quando: $8.7 million amortized over a two-year period beginning January 15, 1999

                  3. goodwill of Starwave: $656.5 million amortized over a ten-year period beginning November 18, 1998

                  4. goodwill of Quando: $11.1 million amortized over a two-year period beginning January 15, 1999

                  5. joint venture relationships: $178.5 million amortized over a ten-year period beginning November 18, 1998

                  6. assembled workforce: $2.2 million, and customer relationships: $3.6 million to be amortized over a two-year period beginning July 4, 1999 resulting from Infoseek's recent purchase of certain assets from Digital Garage, Inc.

         -        in-process research and development of Starwave and Quando:
                  $72.6 million expensed in the quarter ended January 2, 1999 and $4.3 million expensed in the quarter ended April 3, 1999, respectively,

         -        remaining integration costs: up to $3.3 million,


                                       26 of 45

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

         INFOSEEK MAY ENCOUNTER DIFFICULTIES IN INTEGRATING FUTURE
ACQUISITIONS

         Infoseek believes it may be necessary to acquire complementary products, technologies or businesses to remain competitive. There are many risks in acquisitions or other strategic transactions, such as:

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

         Infoseek cannot assure you that any acquisition or strategic transaction will be worth the time, effort and expense required for its completion.

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

         Infoseek expects to use its funds to, among other plans, continue its current operation, to expand the Company's operations, develop new and enhance existing services and products, promote GO Network and acquire other businesses, products or technologies. Infoseek may decide to dedicate more financial resources than currently forecasted for any of these activities; therefore, Infoseek may need to raise additional funds sooner than currently anticipated. If Infoseek is unable to raise the required funds, Infoseek may not be able to continue these activities. Infoseek's business, financial condition and prospects could be seriously harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Infoseek Liquidity and Capital Resources."

         If the additional funds are raised through the sale of stock or convertible debt, the percentage ownership of Infoseek's current stockholders will be reduced. Such stock or convertible debt also may have rights, preferences or privileges greater than Infoseek's Common Stock.

         INFOSEEK'S FINANCIAL RESULTS WILL VARY

         Infoseek and its subsidiaries have limited operating history. The Internet and intranet markets addressed by Infoseek are new. Infoseek therefore does not have internal or industry-based historical financial data for any


                                       27 of 45
significant period of time upon which to base projections for revenues or to budget future operating expenses. As a result, Infoseek cannot assure you that it will have profits in any given period or in the long term.

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

         -        budgeting cycles of advertisers,

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

                                       28 of 45

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

         IF INFOSEEK DOES NOT RENEW EXISTING OR ENTER INTO NEW AGREEMENTS WHICH RESULT IN USER TRAFFIC, OR IF SITES THAT PROVIDE TRAFFIC TO INFOSEEK ARE NOT SUCCESSFUL, INFOSEEK'S REVENUES MAY DECREASE

         Infoseek's success depends in part on strategic relationships with third parties as sources of traffic and as providers of content to its Website. Infoseek's traffic agreements generally have terms of one year or less. A significant portion of the aggregate pageviews on GO Network is generated by traffic derived from third party sources, principally Microsoft and WebTV. The Microsoft agreement is scheduled to terminate on September 30, 1999. In order to increase brand awareness of GO Network, build brand loyalty and develop alternative traffic sources, the Company is increasing its promotional spending for GO Network. However, Infoseek cannot assure you that it can successfully build brand loyalty by increasing promotional expenditures nor can it assure you that traffic will increase as a result of its promotional campaigns. Infoseek also cannot assure you that it will be able to replace lost traffic from agreements with Netscape, which agreement has been terminated, or Microsoft.

         When existing traffic agreements expire, Infoseek may not be able or willing to renew them. Infoseek may not be able to enter into other agreements on favorable terms or at all. If Infoseek does not renew these agreements or enter into similar agreements on favorable terms or does not develop significant traffic to make up for the loss of these agreements, Infoseek's advertising revenues may be reduced. Reduced advertising revenues would likely seriously harm Infoseek's business, results of operations, financial condition and prospects.

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

         Infoseek's success also depends on the continuation and integration of its joint ventures and third party relationships, especially the joint ventures with ESPN and ABC. Under certain representation agreements, Starwave contracted for, and has exclusive rights to sell, all advertising and other related items of the Joint Ventures. Starwave guarantees its performance through minimum revenue commitments and is at risk if its subsequent collection of the related receivables is insufficient to cover such commitments. These representation agreements will result in Starwave recognizing revenue for the sale of the advertising and related items, with a corresponding representation fee for amounts due to the Joint Ventures. If Infoseek is unable to continue its joint ventures with its joint venture partners, integrate these joint ventures into its business or enter into new joint ventures, Infoseek may not be able


                                       29 of 45
to keep or create interactive services and products that are attractive to users and advertisers. This could seriously harm Infoseek's business, financial results and financial condition.

         During and after the quarter ended July 3, 1999, Infoseek entered into several strategic agreements with advertisers; if these advertisers do not make the obligated contractual payments on these agreements, Infoseek's business, results of operations and financial condition would be seriously harmed.

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

         As of July 3, 1999, Infoseek had an accumulated deficit of $265.9 million, including the results of operations of Starwave and Quando from their respective dates of acquisition.

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


                                       30 of 45

         - the operating and stock price performance of other companies that investors may deem comparable to Infoseek, and

         - news relating to trends in Infoseek's markets or general economic condition.

         The stock market and specifically the stock of Internet companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of Infoseek's Common Stock, without regard to Infoseek's operating performance. In addition, Infoseek's operating results may be below the expectations of public market analysts and investors. In such event, there would be a high possibility that the market price of Infoseek's Common Stock would decrease.

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

         -        electronic commerce (e-commerce), and

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


                                       31 of 45

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

         -         quality of service,

         -         lack of network infrastructure to support increased use,

         -         speed of Internet service,

         -         limitations on access by corporations and schools, and

         -         privacy.

         These problems may slow the growth of Internet use or the attractiveness of the Internet for advertising and online transactions. In addition, the use of the Internet could be reduced due to delays in the development or


                                       32 of 45
adoption of new standards and protocols required to handle increased levels of Internet activity or as the result of increased government regulation.

         The Internet industry is young. The business model of Infoseek and its competitors changes frequently and very few products and services are established in the market. The development of the Internet market may stop or may continue at a rate slower than expected. Infoseek may be unable to modify its business model rapidly enough to remain competitive. The Internet market is becoming filled with competitors. Internet users or advertisers may not accept Infoseek's products. If any of these events occurs, Infoseek's business, results of operations, financial condition and prospects would be seriously harmed.

         IF GO SHOPPING IS NOT SUCCESSFUL, INFOSEEK'S BUSINESS PROSPECTS WOULD BE SERIOUSLY HARMED

         Infoseek believes that its e-commerce service, GO Shopping, is critical to its business prospects. If Infoseek does not further enhance GO Shopping, develop more GO Shopping services, attract more merchants and customers to GO Shopping or successfully promote GO Shopping, Infoseek's business prospects, financial condition and operating results would be seriously harmed.

         Given the growing number of Internet sites which have features similar to GO Shopping, Infoseek cannot assure you that merchants and customers will accept GO Shopping. If merchants and customers do not accept GO Shopping or do not find it to be of high quality, Infoseek will experience a decrease in revenues and may be required to incur additional expenses to promote GO Shopping. In addition, if e-commerce is not successful, the Company may need to write off certain of its assets resulting in additional charges.

         As a result of these risks, Infoseek cannot assure you that GO Shopping will be successful or result in greater revenues, cash flows or any profits to Infoseek.

         IF INTERNET ADVERTISING AND RELATED SPONSORSHIPS OF INFOSEEK'S SERVICES ARE NOT ACCEPTED, INFOSEEK'S REVENUES WILL BE ADVERSELY AFFECTED

         Infoseek depends heavily on the sale of advertisements and related sponsorships of GO Network as a source of revenue. Therefore, Infoseek depends on the acceptance and success of advertising on the Internet. Infoseek cannot assure you that Internet advertising will be widely accepted. The Internet market is changing quickly. Infoseek believes that the number of companies selling advertising on the Web and the amount of advertising space on the Internet have greatly increased recently. Infoseek may therefore face a market which demands lower price levels for the purchase of advertisements and this could result in a decline in Infoseek's revenues. Many of the advertisers on Infoseek's services are relatively new to Internet advertising and have not devoted significant amounts of their advertising budgets to Internet advertising. Advertisers may determine that traditional sources of advertising, such as television, radio and newspapers are more cost effective than the Internet. There are no widely accepted standards to measure the effectiveness of Internet advertising.

         Infoseek also believes that advertising usage changes with the economy and is subject to seasonal variations. Any seasonal or economic-based changes in advertising sales could seriously harm Infoseek's business, financial condition and operating results.

         INFOSEEK MAY NOT BE ABLE TO USE THE POOLING-OF-INTERESTS ACCOUNTING METHOD FOR FUTURE ACQUISITIONS WHICH MAY REDUCE ITS FUTURE PROFITABILITY

         Due to Infoseek's acquisition of Starwave and its transactions with Disney, Infoseek may not be able to account for future acquisitions as pooling-of-interests transactions for a period of time. Charges for the amortization


                                       33 of 45
of goodwill incurred in acquisitions will reduce Infoseek's profits, if any, in the periods over which they are amortized. Infoseek may also take charges for acquired in-process research and technology when acquisitions occur. Such charges for acquired in-process research and technology would reduce Infoseek's profits in such period.

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

         A key element of Infoseek's strategy is to continue in the development of new technological innovations in order to enhance users' experience and strengthen relationships with advertisers. The success of GO Network and its component sites will depend in part on how easy to use, functional and feature-filled such services are.

         Due to Infoseek's continuous need to provide technological improvements in its services, including GO Network, Infoseek faces many risks. Infoseek cannot assure you:

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


                                       34 of 45

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

         Although Infoseek has agreements that are designed to limit Infoseek's liability for losses, these agreements may not be enforceable. Even if they are, the agreements may not be successful in limiting Infoseek's liability. Also, Infoseek may not be able to negotiate these agreements with all parties.

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

         INFOSEEK MAY EXPERIENCE YEAR 2000 COMPUTER PROBLEMS THAT HARM ITS BUSINESS

         Certain computer systems may not correctly recognize dates when the year changes from 1999 to 2000. Infoseek management has reviewed Infoseek's exposure to this problem and does not believe that it will incur significant expenses as a result of the effect of this problem on its products, services or information technology. However, Infoseek has begun replacing several systems as part of a conversion to improved financial and business systems in connection with regular upgrade programs in fall 1999 and will make minor software alterations to certain of its systems to ensure full year 2000 readiness. Infoseek may not be able to implement these upgrades successfully, and its belief that it will not incur significant expenses may be incorrect due to unknown defects in its


                                       35 of 45
systems. If any of these were to occur, Infoseek could suffer serious harm to its business, results of operations, financial condition and prospects due to year 2000 computer system problems.

         Infoseek is relying on assurances from vendors that their systems and products are prepared for the year 2000. Infoseek cannot assure you that its vendors' representations are accurate. Infoseek is in the process of investigating year 2000 compliance by vendors of Infoseek. In situations where vendors are not year 2000 compliant, they will be replaced, if possible, by alternate sources that are year 2000 compliant. However, Infoseek does not have any control over these third parties' compliance. For example, if a link on GO Network or the Infoseek search service points to a website that is not year 2000 compliant, that link may not be available to users. If many linked sites fail, the value to users and advertisers on Infoseek's websites could materially decrease. In addition, if Infoseek's review of its year 2000 readiness did not uncover all year 2000 problems, or if Infoseek fails to develop a contingency plan to address this risk, Infoseek's business and operations could suffer serious harm or Infoseek could be required to expend resources to resolve those problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Compliance."

         IN ORDER TO ACCOMMODATE FUTURE GROWTH, INFOSEEK MUST MAKE IMPROVEMENTS TO ITS OPERATIONS

         Infoseek may not be able to manage its rapid growth effectively. In order to take advantage of market opportunities, Infoseek will likely be required to expand. Infoseek's growth has placed, and could continue to place, a significant strain on Infoseek's limited personnel and other resources. Competition for engineering, sales and marketing personnel is intense. Infoseek cannot assure you that it will be successful in attracting and retaining such personnel.

         In order to succeed, Infoseek must continue to:

         - Invest in and improve operational, financial and management information systems which affect planning, advertising sales, management, finance and accounting.

         -        Enhance its advertising inventory management analysis system.

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


                                       36 of 45

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

         Infoseek relies on computer, network and telecommunication systems to provide its products and services. Such systems:

         -        may fail to operate correctly,

         -        may be strained by too many users or demands,

         - may be damaged by earthquakes, fires, floods, wind storms, power loss, lightning, electrical and telecommunication failures or similar events, and may be damaged through physical or electronic break-ins or computer viruses.

         Infoseek does not maintain a comprehensive disaster recovery plan or have redundant systems for each of its services. Although Infoseek has insurance coverage for fires, floods, earthquakes (and, for the systems in Washington, wind storms) and general business interruptions, the amount of coverage may not be adequate to cover all losses which could occur. If losses occur from failure of Infoseek systems and insurance does not cover such losses, they could seriously harm Infoseek's business, results of operations, financial condition and prospects.

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


                                       37 of 45

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

         INFOSEEK MAY NOT BE ABLE TO ATTRACT OR RETAIN THE KEY PERSONNEL IT NEEDS TO SUCCEED

         The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. The loss of its officers or other key personnel, who are critical to the Company's success, could have a material adverse effect on the business, operating results and financial condition of the Company. Infoseek also depends on many other employees, such as employees with writing, editing, sales, management, marketing or technical ability. Employees with these skills are difficult to find, and competition for these employees is intense. Most of Infoseek's key employees do not have employment contracts. In addition, the announcement of the proposed merger with Disney may adversely affect Infoseek's ability to attract and retain employees because of the differences in Infoseek's and Disney's corporate cultures.


                                       38 of 45

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


                                       39 of 45

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

         Third parties:

         - may bring claims of patent, copyright or trademark infringement against Infoseek,

         - may obtain patents or other intellectual property rights which may limit Infoseek's ability to do business or require Infoseek to license or cross-license technology, and/or

         -        may bring costly and time-consuming lawsuits.

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

         From time to time Infoseek receives informal notices from copyright and trademark holders regarding use of music, images and websites in its services. For example, Infoseek and Disney are currently defending against a complaint brought by Goto.com, Inc. relating to the use of the GO Network Green Traffic Light logo. Although Infoseek denies all of the material allegations of Goto.com, Inc.'s complaint, Infoseek cannot assure you it will prevail in this action. Infoseek is also aware of other companies and/or services that employ "GO" as part of their names. Infoseek cannot assure you that it will be able to continue to use the GO Network name and logo. In addition, Disney is not obligated to indemnify Infoseek against claims of infringement by third parties of the GO Network trademarks. If Infoseek were restricted from using the GO Network name or logo, Infoseek's financial position, results of operations or prospects could be seriously harmed. (See-Note 13 to the "Notes to Condensed Consolidated Unaudited Interim Financial Statements")

         CHANGES IN LAWS GOVERNING THE INTERNET COULD DECREASE THE DEMAND FOR INFOSEEK'S SERVICES

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


                                       40 of 45

         -        consumer protection for products and services,

         -        media regulation, such as libel and obscenity,

         -        intellectual property, and

         -        liability of Internet service providers.

         In addition, courts are still determining how existing laws regarding property, copyrights, trade secrets, libel and defamation, and privacy apply to the Internet. Infoseek may face copyright claims for materials distributed through its online or Internet services to others, such as the chat room. Infoseek has little control over these users' content.

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

         Infoseek provides a variety of third-party information through its services. For example, Infoseek's service provides news, stock quotes, analyst estimates and other stock trading information. If this information contains errors, Infoseek could be sued for losses suffered by users who relied on the information. Infoseek also offers Web-based e-mail services. E-mail may further expose Infoseek to potential risks. For example, Infoseek may be subject to claims or liabilities from spamming, lost or incorrectly delivered messages, use of e-mail for illegal purposes or fraud, harassment or interruptions or delays in e-mail service.

         Although Infoseek carries general liability insurance, such insurance may not cover all claims or may not be sufficient to reimburse Infoseek for all liabilities that may occur.


                                       41 of 45

                                     PART II


                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         On January 26, 1999, Civix-DDI, LLC, filed a complaint against Infoseek Corporation and nineteen other defendants, Civil Action No. 99-B-172 in the United States District court for the District of Colorado claiming patent infringement of U.S. Patent No. 5,682,525. The patent suit claims infringement of an electronic mapping system and seeks unspecified damages and a preliminary injunction. Infoseek denies any infringement and is defending against the claims.

         On February 18, 1999, GoTo.Com, Inc. filed a complaint GOTO.COM, INC. V. THE WALT DISNEY COMPANY, DISNEY ENTERPRISES, INC., INFOSEEK CORPORATION, AND MONTROSE CORPORATION, Civ. No. 99-01674 TJH, in the United States District Court for the Central District of California. The complaint alleges that the defendants' use of the GO NETWORK Green Traffic Light Logo is confusingly similar to the plaintiff's unregistered GOTO.COM Logo. The complaint seeks an unspecified amount of damages and a preliminary and permanent injunction against the use of the logo. The Company denies all the material allegations of the complaint and is defending against them.

         On May 11, 1999, Internet Shopping Network, LLC filed a complaint against Infoseek Corporation, Steven Kirsch, Harry Motro, Bhagwan D. Goel, Civ. No. CV 781824, in the Superior Court of California, Santa Clara County alleging misappropriation of trade secrets; breach of fiduciary duty; breach of contract; tortious interference with contract; unfair competition, conversion, and conspiracy. The suit demands an unspecified amount of damages and a preliminary injunction. The Company and the individual defendants deny all claims.

         On July 12, 1999, KOTRIN V. INFOSEEK CORP., ET AL., Civ. A. No.17285NC, one of a number of similar purported shareholder class action complaints, was filed in Delaware Court of Chancery against Infoseek, its board of directors, and Disney. On July 15 and July 16, 1999, respectively, MICHAEL RICHARDS V. INFOSEEK CORP., ET AL, Case No. CV783265 and MICHAEL BASTA V. INFOSEEK CORP., ET AL., Case No. CV783282, both of which are stockholder class action complaints, were filed in the Superior Court of the State of California, Santa Clara County. All actions allege similar breaches of fiduciary duty and seek to enjoin the proposed Infoseek and Disney merger and the related transactions as unfair to Infoseek's stockholders. Infoseek believes that each of the stockholder class action complaints received to date is without merit, and Infoseek intends to vigorously defend itself against each of such claims.

                                       42 of 45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 14, 1999. The following sets forth the actions taken by the stockholders of the Company at the Annual Meeting and the results of the votes on such matters:

   - Election of the directors: Harry M. Motro, Steven T. Kirsch, Steven M. Bornstein, Robert A. Iger, L. William Krause, Matthew J. Stover, Jacob
         J. Winebaum and John E. Zeisler

                                   Election of Directors             For               Withheld
                                   ---------------------             ---               --------
                                   Harry M. Motro                  57,309,801           386,392
                                   Steven T. Kirsch                57,510,283           185,910
                                   Steven M. Bornstein             57,490,255           205,938
                                   Robert A. Iger                  57,486,750           209,443
                                   L. William Krause               57,520,976           175,517
                                   Matthew J. Stover               57,525,281           170,912
                                   Jacob J. Winebaum               57,422,231           273,962
                                   John E. Zeisler                 57,524,565           171,912

   - Ratification and approval of an amendment to the 1996 Stock Option/Stock Issuance Plan (the "1996 Option Plan") to increase the number of shares available for grant thereunder by the lesser of (i) 2,400,000 shares, (ii) 4% of the outstanding shares and (iii) such lesser number of shares as the Board determines to take place after stockholder approval and annually thereafter

           For             Against            Abstain             Broker non-votes
           ---             -------            -------             ----------------
       48,823,512         8,796,134           76,547                     0

   -     Ratification and approval of an amendment to the 1996 Option Plan to
         (i) increase the number of shares automatically granted to non-employee directors upon becoming a director from 15,000 shares to 40,000 shares, (ii) decrease the number of shares automatically granted to non-employee directors at each annual stockholder meeting (after becoming a director) from 7,500 shares to 5,000 shares and (iii) establish an additional automatic option grant to non-employee directors at each annual stockholder meeting for each committee on which a director serves

           For             Against            Abstain             Broker non-votes
           ---             -------            -------             ----------------
       48,769,827         8,843,562            82,804                     0

   - Ratification and approval of an amendment to the Company's Employee Stock Purchase Plan to annually increase the number of shares available for issuance thereunder by the lesser of 800,000 shares, 1% of the outstanding shares of Common Stock of the Company or such lesser number of shares as determined by the Board of Directors

           For             Against            Abstain             Broker non-votes
           ---             -------            -------             ----------------
       56,749,758          876,783             69,652                     0

   - Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending October 2, 1999.

           For             Against            Abstain             Broker non-votes
           ---             -------            -------             ----------------
       57,592,137          54,354              49,702                     0

                                       43 of 45

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibit

         27.1 Financial Data Schedule

         b) Reports on Form 8-K

         1. On July 19, 1999, Infoseek filed a current report on Form 8-K dated July 10, 1999 reporting Infoseek's execution of an Agreement and Plan of Reorganization with The Walt Disney ompany and Bingo Acquisition Corp. as more fully described therein.


                                       44 of 45

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFOSEEK CORPORATION

Date: August 13, 1999                   By:  /s/ Cynthia Stephens
                                             -----------------------

                                             Cynthia Stephens
                                             Vice President and
                                             Chief Financial Officer


                                       45 of 45